Form 10QSB
period 2006-08-31
Genemen Inc.
filed 2006-10-16
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 333-135352

GENEMEN INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3702 South Virginia Street, #G12-401, Reno, Nevada 89502
(Address of principal executive offices)

(250) 885-7678
(Issuer’s Telephone Number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorten period that the registrant was required to file such
report), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Outstanding as of August 31, 2006: 2,525,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended August 31, 2006.

GENEMEN INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
	2006	2006

ASSETS

Current
Cash	$24,000	$46,500
Prepaid expenses	-	4,000

Total assets	$24,000	$50,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$-	$4,000

Total current liabilities	-	4,000

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares	2,525	2,525
Additional paid-in capital	47,975	47,975
Donated capital (Note 4)	3,000	1,500
Deficit accumulated during the development stage	(29,500)	(5,500)

Total stockholders’ equity	24,000	46,500

Total liabilities and stockholders’ equity	$24,000	$50,500

The accompanying notes are an integral part of these interim financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			Accumulated
			from February 2,
	Three month	Three month	2005 (Date of
	period ended	period ended	Inception) to
	August 31,	August 31,	August 31,
	2005	2006	2006

ADMINISTRATION EXPENSES
Management fees	$-	$1,500	$3,000
Professional fees	-	22,500	26,500

Net loss	$-	$(24,000)	$(29,500)

Basic and diluted loss per share	$-	$(0.01)

Weighted average number of common shares outstanding	-	2,525,000

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)

	Common Stock
					Deficit
					Accumulated
			Additional	Donated	During the
			Paid-in	Capital	Development
	Number	Amount	Capital	(Note 5)	Stage	Total

Balance, February 2, 2005 (Date of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	-	50,500

Donated services	-	-	-	1,500	-	1,500

Net loss	-	-	-	-	(5,500)	(5,500)

Balance, May 31, 2006 (audited)	2,525,000	2,525	47,975	1,500	(5,500)	46,500

Donated services	-	-	-	1,500	-	1,500

Net loss	-	-	-	-	(24,000)	(24,000)

Balance, August 31, 2006
(unaudited)	2,525,000	$2,525	$47,975	$3,000	$(29,500)	$24,000

The accompanying notes are an integral part of these interim financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Accumulated
	Three month	Three month	from February 2,
	period ended	period ended	2005 (Date of
	August 31, 2005	August 31, 2006	Inception) to
			August 31,
			2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(24,000)	$(29,500)

Amounts not involving cash:
Donated services	-	1,500	3,000

Adjustments to reconcile net loss to net cash used by operating activities
Decrease in prepaid expenses	-	4,000	-
Decrease in accounts payable and accrued liabilities	-	(4,000)	-

Net cash used in operating activities	-	(22,500)	(26,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	50,500

Net cash provided by financing activities	-	-	50,500

Increase in cash during the period	-	(22,500)	24,000

Cash beginning of period	-	46,500	-

Cash end of period	$-	$24,000	$24,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

1.           NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $29,500. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year and may raise additional funds through equity financing or advances from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended May 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

2.           SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

2.           SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Development Stage Company
The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

Financial Instrument
The fair value of the Company's financial instrument, consisting of cash which approximates its carrying value based upon the immediate or short-term maturity of this instrument. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Income Taxes
The Company has adopted Statements of Financial Accounting Standards (“SFAS”) No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no dilutive financial instruments, as a result diluted loss per share is equal to basic loss per share.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

2.           SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on January 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

3.           COMMON STOCK

On March 20, 2006, the Company issued 2,525,000 shares of common stock at a price of $0.02 per share for total proceeds of $50,500.

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

4.           DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

		February 2, 2005
		(Date of Inception)
	Three months ended August	to August 31,
	31, 2006	2005

Management fees	1,500	$ -

5.           INCOME TAXES

At August 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $29,500, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by April 30, 2007. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a onetime use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview – February 2, 2005 (date of inception) to August 31, 2006

From the date of our incorporation on February 2, 2005 to August 31, 2006, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our anti-fraud software program.

From February 2, 2005 (date of inception) to May 31, 2006

  For the period from February 2, 2005 to May 31, 2006 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to May 31, 2006 was $4,000;

  The management fees incurred by our company during the period from February 2, 2005 to May 31, 2006 was $1,500;

From June 1, 2006 to August 31, 2006

For the period from June 1, 2006 to August 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of developing our anti-fraud software program.

Total operating expenses for the period from June 1, 2006 to August 31, 2006 were $24,000. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period was $22,500. The management fees for this period were $1,500.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this document.

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our Chief Technology Officer and one of our directors, Jiansheng Hong, began the research of our online purchase anti-fraud software program in 2002 before he founded our company. He has completed a prototype set of software algorithms that will form the basis of our proposed online purchase anti-fraud software program.

In the next twelve months our primary objective will be to complete development of our proposed anti-fraud software program, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed anti-fraud software program in China.

We believe that the primary source of revenue for our business model will be the sale of our proposed online purchase anti-fraud software program to online storeowners. We will negotiate with each of our future customers individually and we will charge our future customers depending on the applications required and the size of the user group. We will also receive compensation for professional services such as customized design and development of anti-fraud software programs. Currently, we do not have any customers as our online purchase anti-fraud software program is not yet fully developed.

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

  Enhance our core technology and software architecture to increase the effectiveness of our online purchase anti-fraud software program; and

  Establish customer and partner relationships in as many provinces of China as we can, once our proposed online purchase anti-fraud software program is fully developed.

In order to reach these milestones we will do the following:

1.

Develop a demonstration or beta version of our online purchase anti-fraud software program by December 31 2006. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $10,000.

2.

Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by April 30, 2007. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3.

Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of April 2007. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $10,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100; and

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. Our President has provided server space needed for hosting our website at no charge.

Liquidity and Capital Resources

At August 31, 2006, we had $24,000 in cash. We anticipate that our total operating expenses will be approximately $55,000 for the next twelve months. This includes our estimated expenses as follows:

  $15,000 in further development of our software for the next twelve months;

  our estimated expenses of $10,000 in the promotion of our online purchase anti-fraud software program through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

  our estimated expenses of $10,000 for our audit fees for the next twelve months; and

  our estimated expenses of $20,000 for our legal and organization fees for the next twelve months.

In the opinion of our management, funds currently available will probably satisfy our working capital requirements up to December 2006. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Prior to seeking financing by private placement, as per a Loan Agreement dated June 14, 2005, our directors and officers have agreed to contribute up to $50,000 as loans from time to time when the Company requires additional funding. The loans are unsecured, without interest, and are repayable at any time. Our directors and officers did not receive any consideration for entering into the Loan Agreement. To date no funds have been required to be advanced by our directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Qiaozhen Chen, our President and Director and Mr. Jiansheng Hong, our Chief Technology Officer and Director, are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Chen and Mr. Hong will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*	Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated June 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2006

GENEMEN INC.

/s/ “Qiaozhen Chen”
Qiaozhen Chen
President, Chief Executive Officer, Chief Financial Officer and a member of the
Board of Directors (who also performs as the principal Financial and Executive
Officer and Principal Accounting Officer
10/16/2006

/s/ “Jiansheng Hong”
Jiansheng Hong
Chief Technology Officer and a member of the Board of Directors
10/16/2006