Form 10QSB/A
period 2006-08-31
Genemen Inc.
filed 2007-03-22
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB – REVISED

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November30, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☒ No ❒ ..

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

Outstanding as of November30, 2006: 2,525,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November30, 2006.

GENEMEN INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
	(Unaudited) November 30, 2006	May 31, 2006
ASSETS
Current
Cash	$ -	$ 46,500
Prepaid expenses	-	4,000

Total assets	$ -	$ 50,500
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Due to related party (Note 3)	2,500	-
Total current liabilities	2,500	4,000
Stockholders' equity
Common stock (Note 4)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares (May 31, 2006 – 2,525,000)	2,525	2,525
Additional paid-in capital	47,975	47,975
Donated capital (Note 6) Deficit accumulated during the development stage	4,500 (57,500)	1,500 (5,500)
Total stockholders’ equity (deficit)	(2,500)	46,500
Total liabilities and stockholders’ equity	$ -	$ 50,500

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
(Stated in US Dollars)
(Unaudited)
November 30, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November30, 2006, the Company had no stock equivalents that were anti-dilutive and diluted loss per share was equal to basic loss per share.

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
(Stated in US Dollars)
(Unaudited)
November 30, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.　 SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September　2006, the SEC issued Staff Accounting Bulletin ("SAB")　No.　108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No.　108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No.　108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
November 30, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November　15, 2006. The Company is currently evaluating the impact of adopting SAB No.　108 but does not expect that it will have a material effect on its financial statements.

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

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by April 30, 2007. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

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

From September 1, 2006 to November30, 2006

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by March31, 2006. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $10,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by August31, 2007. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of August2007. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

Liquidity and Capital Resources

At November30, 2006, we had $Nilin cash. We anticipate that our total operating expenses will be approximately $55,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: March 22, 2007

GENEMEN INC.

Qiaozhen Chen
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
03/22/2007

Jiansheng Hong Chief Technology Officer and a member of the Board of Directors 03/22/2007

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 22, 2007
By:	Qiaozhen Chen President, CEO, CFO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 22, 2007
By:	Jiansheng Hong Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Qiaozhen Chen, President, Chief Executive Officer, Chief Financial Officer and Director of Genemen Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

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