Form 10QSB/A
period 2006-08-31
Genemen Inc.
filed 2007-03-22
CIK 1361951

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

GENEMEN INC.
 (A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
(Unaudited)

	August 31, 2006	May 31, 2006
ASSETS
Current
Cash	$ 24,000	$ 46,500
Prepaid expenses	-	4,000

Total assets	$ 24,000	$ 50,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Total current liabilities	-	4,000
Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares	2,525	2,525
Additional paid-in capital	47,975	47,975
Donated capital (Note 4) Deficit accumulated during the development stage	3,000 (29,500)	1,500 (5,500)
Total stockholders’ equity	24,000	46,500
Total liabilities and stockholders’ equity	$ 24,000	$ 50,500

The accompanying notes are an integral part of these interim financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)
	Three month period ended August 31, 2005	Three month period ended August 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to August 31, 2006
ADMINISTRATION EXPENSES
Management fees	$ -	$ 1,500	$ 3,000
Professional fees	-	22,500	26,500
Net loss	$ -	$ (24,000)	$ (29,500)
Basic and diluted loss per share	$ -	$ (0.01)
Weighted average number of common shares outstanding shares outstanding	-	2,525,000

　The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	-	50,500
Donated services	-	-	-	1,500	-	1,500
Net loss	-	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006 (audited)	2,525,000	2,525	47,975	1,500	(5,500)	46,500

Donated services	-	-	-	1,500	-	1,500
Net loss	-	-	-	-	(24,000)	(24,000)
Balance, August 31, 2006 (unaudited)	2,525,000	$ 2,525	$ 47,975	$ 3,000	$ (29,500)	$ 24,000

　The accompanying notes are an integral part of these interim financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
	Three month period ended August 31, 2005	Three month period ended August 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ (24,000)	$ (29,500)
Amounts not involving cash:
Donated services	-	1,500	3,000
Adjustments to reconcile net loss to net cash used by operating activities activities:
Decrease in prepaid expenses	-	4,000	-
Decrease in accounts payable and accrued liabilities	-	(4,000)	-

Net cash used in operating activities	-	(22,500)	(26,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	50,500
Net cash provided by financing activities	-	-	50,500
Increase in cash during the period	-	(22,500)	24,000
Cash beginning of period	-	46,500	-
Cash end of period	$ -	$ 24,000	$ 24,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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
(Stated in US Dollars)
(Unaudited)
August 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January　2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")　No.　107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.　123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on January 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

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

4. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Three months ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2005
Management fees	$ 1,500	$ -

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