Form 10QSB
period 2007-02-28
Genemen Inc.
filed 2007-04-16
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2007

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒ ..

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

Outstanding as of February 28, 2007: 2,525,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended February 28, 2007.

GENEMEN INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

GENEMEN INC.
 (A Development Stage Company)
BALANCE SHEETS
	(Unaudited) February 28, 2006	May 31, 2006
ASSETS
Current
Cash	$ -	$ 46,500
Prepaid expenses	-	4,000
Total assets	$ -	$ 50,500
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ -	$ 4,000
Due to related party (Note 2)	5,500	-
Total current liabilities	5,500	4,000
Stockholders' equity (deficit)
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares	2,525	2,525
Additional paid-in capital	53,975	49,475
Deficit accumulated during the development stage	(62,000)	(5,500)
Total stockholders’ equity (deficit)	(5,500)	46,500
Total liabilities and stockholders’ equity (deficit)	$ -	$ 50,500

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three month period ended February 28, 2007	Three month period ended February 28, 2006	Nine month period ended February 28, 2007	Nine month period ended February 28, 2006	Accumulated from February 2, 2005 (Date of Inception) to February 28, 2007
ADMINISTRATION EXPENSES
Management fees (Note 5)	$ 1,500	$ -	$ 4,500	$ -	$ 6,000
Professional fees	3,000	-	52,000	-	56,000
Net loss	$ (4,500)	$ -	$(56,500)	$ -	$ (62,000)
Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average common shares outstanding shares outstanding	2,525,000	-	2,525,000	-

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine month period ended February 28, 2006	Nine month period ended February 28, 2007	Accumulated from February 2, 2005 (Date of Inception) to February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ (56,500)	$ (62,000)
Non-cash item:
Donated services	-	4,500	6,000
Changes in non-cash operating working capital items: activities:
Decrease in prepaid expenses	-	4,000	-
Decrease in accounts payable and accrued liabilities	-	(4,000)	-
Net cash used in operations	-	(52,000)	(56,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party		5,500	5,500
Issuance of common shares	-	-	50,500
Net cash provided by financing activities	-	5,500	56,000
Decrease in cash during the period	-	(46,500)	-
Cash, beginning	-	46,500	-
Cash, ending	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
February 28, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $62,000. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The company will obtain additional funding by borrowing funds from its directors and officers up to $50,000 or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended May 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

2. DUE TO DIRECTOR

Amount due to director at February 28, 2007 is non-interest bearing, unsecured, with no stated terms of repayment. The fair value of amount due to related party is not determinable as it has no fixed terms of repayment.

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

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is. credited to additional paid-in capital

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
February 28, 2007

4. INCOME TAXES

At February 28, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $62,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

5. RELATED PARTY TRANSACTIONS

The Company recognized donated services to directors of the Company for management fees, valued at $500 per month, as follows:

	Three months ended February 28, 2007	Nine months ended February 28, 2007	February 2, 2005 (Date of Inception) to February 28, 2007

Donated services	$ 1,500	$ 4,500	$ 6,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by May 31, 2007. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

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

From November 30, 2006 to February 28, 2007

For the period from November 30, 2006 to February 28, 2007 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from November 30, 2006 to February 28, 2007 was $3,000;

The management fees incurred by our company during the period from November 30, 2006 to February 28, 2007 was $1,500;

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by May 31, 2007. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $10,000.

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

Liquidity and Capital Resources

At February 28, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $55,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: April 15, 2007

GENEMEN INC.

/s/ "Qiaozhen Chen"
Qiaozhen Chen
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
04/15/2007

/s/ "Jiansheng Hong" Jiansheng Hong Chief Technology Officer and a member of the Board of Directors 04/15/2007

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

Date: April 15, 2007
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

Date: April 15, 2007
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