Form 10-K
period 2007-05-31
Genemen Inc.
filed 2007-09-07
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response....1646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Outstanding as of August 31, 2007: 2,525,000 common shares

The issuer’s revenue for the year ended May 31, 2007, was $Nil.

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

Documents Incorporated by Reference: None

GENEMEN, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I

Item 1.　Description of Business

Item 2.　Description of Property

Item 3.　Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5.　Market for Company’s Common Equity and Related Stockholder Matters

Item 6. Management’s Discussion and Analysis and Plan of Operation

Item 7.　Consolidated Financial Statements

Item 8.　Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

PART III

Item 9.　Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance, which views are based on our expectations and projections from information that is currently available to us. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions, or words which, by their nature, refer to future events. Similarly, statements in this Annual Report on Form 10-KSB that describe our plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Certain factors that could cause actual results to differ materially are discussed under "Risk Factors" in Item 1 of this Annual Report on Form 10-KSB. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.

PART I.

ITEM 1.　DESCRIPTION OF BUSINESS

Company Overview

Genemen Inc. was formed as a Nevada corporation on February 2, 2005. Our head office is located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our telephone number is (250) 885-7678. We also have an operations office located at #12-206 Hepan Garden, Yangzhou, Jiangsu, China.

We are in the business of developing an online purchase anti-fraud software program known as Intellipass and also developing our www.Intellipass.com.cn Internet website, through which we will provide software installations, instructions and use tips. We already have ownership rights to our Internet website. We expect to have our website functional by December 31, 2007. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification as to whether the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers in China who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program, once development of this software is complete and our website is fully operational.

We are not a blank check company as we have commenced the development of the Intellipass software, although it is still in an early stage of development and is not yet ready for commercial use or sale. We have also begun development of our website. (Please also see "Management Discussion & Analysis & Plan of Operations".)

Because of our Chinese background, we believe we understand the Chinese market better than our competitors, and we plan to focus on the Chinese market and to first develop a Chinese version of the software and website.

Industry Background

1. Growth of the Internet and the World Wide Web

The Internet and the World Wide Web are experiencing dramatic growth in terms of the numbers of users. The growth in the number of web users and the amount of time users spend on the web is being driven by the increasing importance of the Internet as a communications medium, an information resource and a sales and distribution channel. As Internet usage continues to grow, advertisers and electronic commerce marketers are increasingly using the web to locate customers, advertise and facilitate transactions.

2. Credit Card Use Situation in China

In China, credit cards do not carry a zero liability, and any purchases made before the credit card is cancelled are the cardholder’s liability. Credit card fraud is a serious problem in China.

Here are some standard terms in Chinese credit card agreements:

  The cardholder must inform the bank if the credit card is lost, stolen or being used by any person other than cardholder. The loss report shall become effective upon confirmation by the bank. After that, the bank issues and delivers a new card to the cardholder as required. The service fee is CNYY60 (Chinese Yen) per card. In case express delivery is required, the additional service is CNYY20. Any loss caused prior to the loss report is assumed by the cardholder. If the credit card is lost due to the cardholder's conspiracy and dishonesty, or if the cardholder fails to co-operate with the bank's investigation, the cardholder assumes all of the loss incurred thereof.

  The cardholder shall keep the credit card secure and be liable for the loss due to his negligence. If the credit card is used by any other person under the cardholder's authorization, the bank shall consider the cardholder to have violated the agreement, and the cardholder will be required to pay a penalty of CNYY1,000. The bank has the right to take back the card, and all the losses incurred thereof will be assumed by the cardholder.

  The cardholder is responsible for settling any dispute himself with merchants or branches, and the bank disclaims responsibility for the dispute. The cardholder may not take the dispute as an excuse not to pay the debts of the credit card.

  China is unique, as Cash on Delivery (34%) is the payment method utilized most often, followed by bank transfers (31%). Credit cards rank only third (26%) in this marketplace, followed by money transfers (23%). Even the Central Television tells individuals to only agree to pay cash on delivery as a payment method when purchasing online, as they warn that if a purchaser releases his credit card information online, other persons could steal that information and make purchases, and the original cardholder would have to pay the bill. Refer to: "http://www.newswire.ca/en/releases/archive/ October2005/19/c3000.html".

We believe our software will reduce the risk of online credit card payment and make it as popular as other markets in the western world and also increase the likelihood of Chinese people shopping online.

3. Current online shopping anti-fraud methods undertaken in China

(a) Phone call verification upon online purchase

After the merchant receives an order from an online store, the merchant then needs to call the buyer to verify his information. However, this method is only effective for small businesses with limited orders per day.

(b) Ordering online using the Cash on Delivery payment method

Cash on delivery is risky to the seller, for if the buyer doesn’t accept the purchase, the seller is required to pay for the return shipment of the products; therefore there are additional shipping costs as well as the potential for products to be damaged during shipping.

(c) Shipping after receiving payment

Online stores only accept wire payments. This method is risky to the buyer, as the seller could choose to not ship the products or simply to ship a box without products in it.

Development of the Intellipass Software

Our business plan is to develop the Intellipass software as an Internet software package that will be designed to enable online merchants to verify that the purchaser is really using his own credit card.

Our plan is to design the Intellipass software with the following capabilities:

  capable of operating on both Windows NT and Windows XP operating systems.

  capable of generating a one-time use random password that will then be sent to the credit card user’s registered cell phone as a text message.

  capable of verifying the password that was previously sent to the credit card user.

The following explains how our product is to be applied to prevent fraud in the online purchase of any merchandise:

1. A purchaser first looks for the merchandise in an online store.

2. When the purchaser selects the merchandise, he will add the merchandise to his shopping cart.

3. The purchaser will then provide both billing and shipping addresses.

4. The purchaser will further type in the credit card information including their name, phone number and the credit card expiry date.

5. The e-commerce program in the website will verify all of the above information with the card issuer instantly, except for the shipping address.

However, the problem is with the shipping address. If someone knows another person’s credit card information, including name, number, expiry date, billing address, cell phone number (the cell phone number will also be automatically verified by regular e-commerce software), he could purchase products online and have the product shipped to a different address.

Our program intervenes at this point to solve the problem:

1. If all of the above credit card information is correct, our program will generate a one-time use random password and send a text message to the credit card owner’s cell phone.

2. The credit card owner receives the message and types the password into the website for verification.

3. If the password is correct, the transaction is completed and the product is shipped.

4. If the purchaser does not own the cell phone, he will not be able to receive the password and type the password into the website for verification.

In summary, our anti-fraud software will enable online stores to prevent fraud by verifying that the purchaser is the true owner of both the credit card and the cell phone. The application of this software will greatly reduce the chance of online fraud. Although the application of this software may not be able to prevent fraud in a scenario where a thief has stolen both the credit card and the cell phone of a credit card’s owner, we believe such a scenario will rarely happen.

We also plan to develop our website "www.Intellipass.com.cn" in order to market our Intellipass software. We will design our website to provide both Internet shoppers and software users with useful tips and full instructions in how to use this software.

We anticipate that upon development, we will have to continually upgrade and refine the Intellipass software in order that the software:

  is able to operate on upgraded operating systems, such as newer versions of Windows; and

  is competitive with products introduced by competitors, if there are any.

Technology

Open Standards-Based Architecture

The Intellipass software is being built on object-oriented application code written in a Java, JavaScript, and C++, which allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements.

In addition, for our website we will be using other widely accepted standards in developing our products, including Structured Query Language (SQL) for accessing relational database management systems; Common Gateway Interface (CGI) and Hypertext Transfer Protocol (HTTP) for web access; Secure Socket Layer (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA Security.

Market for the Intellipass Software

Our objective is to earn revenue from the sale of Intellipass software to users.

We believe that the customers for our software will consist of Chinese Internet storeowners who are trying to enhance e-commerce security, and web page developers who want to resell this software to Internet storeowners. Web page developers will be able to purchase our software at wholesale prices with a minimum of five copies. Since we are offering a unique product in this market, we expect to be able to attract those customers who want to build a reputation for e-commerce security and protect both merchants and credit card owners.

Marketing

Our objective will be to commence marketing the Intellipass software upon completion of its development. We propose a marketing strategy that will include the following elements:

(a) Development of our own website, www.intellipass.com.cn;

(b) An advertising program on our own Internet website;

(c) A banner-advertising program where we would pay for advertising of the Intellipass software on Internet websites where we believe exposure would help to increase sales of the Intellipass software;

(d) An e-mail program whereby advertisements for our Intellipass software would be delivered to potential customers, including advertising companies, website development firms and Internet store companies; and

Operations

The development of our Intellipass software is currently in the early stages of development. We have not completed the development of our www.Intellipass.com.cn website that will be used to provide software installation instructions, instructions on the use of our software, and to market our Intellipass software. Our plan is to complete development of our website once the development of the Intellipass software itself has been completed and we are ready to market the Intellipass software.

Competition

Although worldwide competition in the Internet or e-commerce security industry is intense, we are not aware of any local or foreign competitors currently carrying on business using a specific technology similar to our product (i.e. a software program using cell phones for Internet or e-commerce security) in the Chinese marketplace at this time.

We will compete with potential competitors on the basis of both price and brand recognition. Potential foreign competitors could also develop their software products and may be able to market their competing products in China at lower prices than we are able to market the Intellipass software. In addition, potential foreign competitors may have developed brand recognition with consumers, thereby making it more difficult for our products to gain consumer acceptance. The presence of these and other potential competitors could adversely affect our ability to successfully implement our business plan and to achieve sales of our software. If we are not successful in implementing our business plan, then our business will fail.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our potential competitors may have significantly greater financial, marketing, technical and other resources than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of competing software and web sites. In addition, our competitors may be able to offer the software we are planning to develop at prices that are below the prices offered by us, or which may even be free.

Government Regulation

Due to the increasing popularity and use of the Internet, although we are not aware of any pending legislation that could materially impact our operations, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and the characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise having a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

  sales and other taxes;

  user privacy;

  pricing controls;

  characteristics and quality of products and services;

  consumer protection;

  libel and defamation;

  copyright, trademark and patent infringement; and

  other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market and sell our Intellipass software in accordance with our business plan.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We have no full-time employees and two part-time employees. Our part-time employees include Mr. Qiaozhen Chen, our President and Chief Executive Officer, and Mr. Jiansheng Hong, our Chief Technology Officer.

Legal

We have not obtained any copyrights, patents or trademarks in respect of any of our intellectual property. We will obtain all necessary copyrights, patents or trademarks, as applicable, in the United States and China, when we are in a financial position to do so. At present we have non-disclosure agreements with our employees to protect our technology

We currently have no plans, arrangements or understandings to merge with any other entity.

RISK FACTORS

You should carefully consider the risks described below as each of these risks could adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

GENERAL RISKS RELATED TO OUR BUSINESS

Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a start-up company entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have Nil cash as at May 31, 2007 and we will raise additional funds to support our operations. The expenses incurred during last fiscal year are $64,000. In the course of developing our online purchase anti-fraud software program, we may:

  incur unexpected costs in completing the development of our online purchase anti-fraud software program or encounter unexpected technical or other difficulties;

  incur delays and additional expenses as a result of technology failure;

  be unable to create a substantial market for our online purchase anti-fraud software program; or

  incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of our online purchase anti-fraud software program. If we do not complete the development of our anti-fraud software program by April 30, 2008 and if we are not able to raise additional capital when needed to complete the development of our anti-fraud software program, we may have to suspend or cease our operations because we will not be able to pay our ongoing expenses in respect of the development and marketing of our anti-fraud software program.

We have no operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on February 2, 2005 and only just recently commenced development of our online purchase anti-fraud software program. We have not realized any revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to May 31, 2007 is $69,500. We anticipate that our approximate operating losses for the next 12 months will be $35,000. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to develop our online purchase anti-fraud software program;

  our ability to market our online purchase anti-fraud software program;

  our ability to generate ongoing revenues;

  our ability to reduce development and marketing costs; and

  our ability to compete with established anti-fraud software program companies.

Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the research development and marketing of our product. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses. We do not anticipate that our anti-fraud software program and website will be functional before April 30, 2008.

If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Our ability to successfully develop our technology and to eventually produce and sell our online purchase anti-fraud software program to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We anticipate that we will need approximately $35,000 in additional funds by June 2008. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay the development and marketing costs in respect of our online purchase anti-fraud software program and we may go out of business.

Raising additional capital may create additional risks to current shareholders.

We may need to issue additional equity securities in the future to raise the necessary funds. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts required we will not have the money that we require for the development and marketing of our online purchase anti-fraud software program and we may go out of business.

If we are unable to complete the development of our online purchase anti-fraud software program and sell our software program we will not be able to generate revenues and you will lose your investment.

We have not completed development of our anti-fraud software program and we have no contracts for the sale of our online purchase anti-fraud software program. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. We anticipate completing development on our program and website by April 30, 2008, at which time we will commence our sales effort. Achieving such acceptance will require significant marketing investment, which we anticipate may be as much as $10,000 over a 12-month period. The online purchase anti-fraud software program we develop may not be accepted by our customers at sufficient levels to support our operations and build our business. If the online purchase anti-fraud software program that we develop is not accepted at sufficient levels, our proposed business will fail.

Our technology and products may contain defects that will make it more difficult for us to establish and maintain customers.

Although we have completed the initial development of our core technology, (which includes basic testing of our technology, generating passwords, sending messages and then verifying these passwords), it has only been tested on two users. We still require more extensive beta tests of our software performance, correcting flaws found from the initial tests and making improvements to our software performance before our product is finalized and ready to be integrated with our website. Our website still requires significant design and testing work as well. Despite testing during development, our technology may contain undetected design faults and software errors, or "bugs," that are discovered only after it has been installed and used by customers. Any such default or error could cause delays in delivering our product or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technology is intended to be utilized to protect against fraud in online purchases, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that online fraud detection software has yet to gain widespread acceptance in the Chinese marketplace, any delays would likely have a more detrimental impact on our business than if we were a more established company.

Our online purchase anti-fraud software program is not protected by any trademarks, patents and/or other intellectual property registrations. If we are unable to protect our intellectual property rights, our proposed business will fail.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our technology. At present we have non-disclosure agreements with our employees to protect our technology. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only two employees and they are also our officers and directors and are currently unpaid. Neither of them has received any compensation related to their services to our Company and we have no plans at this time to provide financial compensation to them. Our performance depends to a significant extent on the continued services and technical expertise of our director and Chief Technology Officer, Mr. Jiansheng Hong. There is intense competition for skilled personnel, particularly in the field of software development. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Hong’s services could prevent us from completing the development of our online purchase anti-fraud software program. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

We do not have sales and marketing experience.

We have not yet begun marketing our products and thus have yet to make any commercial sales of the products. The Company's employees do not have experience in marketing such products and no distribution system has been developed. While the Company has plans for marketing and sales, there can be no assurance that such efforts will be successful or that the Company will be able to attract and retain qualified individuals with marketing and sales expertise. The Company's future success will depend, among other factors, upon whether the Company's products can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that the Company's products will gain wide acceptance in its targeted Chinese markets or that the Company will be able to effectively market its products.

If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are estimated to be $35,000 over the next 12 months. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

We may not be able to compete effectively against our competitors.

The Company is engaged in a rapidly evolving field. There are thousands of competitors in the field of Internet or e-commerce security, where competition is intense and expected to increase. Many competitors in this field have substantially greater resources, research and development staff, sales and marketing staff, and facilities than does the Company. However, we are unaware of any Internet security products or companies that specifically compete with our technology, particularly regarding the use of cell phones for e-commerce security. In spite of this, other recently developed technologies are, or may in the future, be the basis of competitive products. There can be no assurance that the Company's competitors will not develop technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Our officers and directors are engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

The persons serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. Mr. Qiaozhen Chen, our President, Treasurer (Principal Accounting Officer), Principal Financial Officer and one of our directors, is also the Senior Manager of Yongming Investment Consulting Co., Ltd. in China. We expect Mr. Chen to spend approximately 10 to 20 hours per week on the business of our company. Mr. Jiansheng Hong, our Chief Technology Officer and one of our directors, is a self-employed software developer. We expect Mr. Hong to spend approximately 10 hours or more per week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our anti-fraud software program, their limited devotion of time and attention to our business may hurt the operation of our business.

Because our officers, directors and principal shareholders control a significant percentage of our common stock, you will have little or no control over our management or other matters requiring shareholder approval.

Our directors and officers collectively own 51% of the issued and outstanding shares of our common stock. As a result, our director and officers collectively have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors and officers collectively own a significant percentage of our common stock, you will have difficulty replacing our management if you disagree with the way our business is being run. Because control by an insider could result in management making decisions that are in the best interest of the insider and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

MARKET RISKS

There is no active trading market for our common stock and you may be unable to sell your shares of our common stock if a market does not develop for our common stock.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially and adversely affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are subject to the penny stock rules promulgated by the Securities and Exchange Commission, which imposes rules of additional sales practice disclosure requirements. The rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock and adversely affect the price of our shares.

In addition to the "penny stock" rules, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for the customer. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors should not rely on an investment in our company if they require dividend income and income to them would only come from any rise in the market price of our stock, which is uncertain and unpredictable.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. All directors and officers are residing in China. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

ITEM 2.　DESCRIPTION OF PROPERTY

Genemen currently shares office space located at 3702 South Virginia Street, #G12-401, Reno, Nevada 89502-6030. Our director, Mr. Qiaozhen Chen, provides these facilities to us at no charge. Since March 1, 2006, we have also used office space located at #12-206 Hepan Garden, Yangzhou, Jiangsu, China. Our director, Mr. Qiaozhen Chen, provides these facilities to us at no charge.

ITEM 3.　LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 4. 　SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.　MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any stock exchange. The common stock is traded on the Over-the-Counter Electronic Bulletin Board under the symbol "GNMN.OB". Genemen had minimal operations and we do not believe any stock price information.

Holders

As of May 31, 2007, there were approximately 35 stockholders of record of our common stock.

Dividends

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

ITEM 6.　MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Since we have only recently begun development of our online purchase anti-fraud software program and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from June 1, 2006 to May 31, 2007. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed online purchase anti-fraud software program. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $69,500 as of May 31, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by December 31 2007. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by April 30, 2008. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of April 2008. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $10,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100; and

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $5,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. Our President has provided server space needed for hosting our website at no charge.

Liquidity and Capital Resources

At May 31, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $35,000 for the next twelve months. This includes our estimated expenses as follows:

  $10,000 in further development of our software for the next twelve months;

  our estimated expenses of $10,000 in the promotion of our online purchase anti-fraud software program through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

  our estimated expenses of $10,000 for our audit fees for the next twelve months; and

  our estimated expenses of $5,000 for our legal and organization fees for the next twelve months.

In the opinion of our management, we will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Prior to seeking financing by private placement, as per a Loan Agreement dated June 14, 2005, our directors and officers have agreed to contribute up to $50,000 as loans from time to time when the Company requires additional funding. The loans are unsecured, without interest, and have no specific repayment date. Our directors and officers did not receive any consideration for entering into the Loan Agreement. To date no funds have been required to be advanced by our directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Qiaozhen Chen, our President and Director and Mr. Jiansheng Hong, our Chief Technology Officer and Director and Calvin Lum, our director are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Chen, Mr. Hong and Mr. Lum will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

ITEM 7.　 FINANCIAL STATEMENTS

GENEMEN INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DALE MATHESON CARR-HILTON LABONTE LLP

DMCL Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Genemen Inc.

We have audited the accompanying balance sheets of Genemen Inc. (a development stage company) as of May 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2007, for the period from February 2, 2005 (date of inception) to May 31, 2006 and for the period from February 2, 2005 (date of inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Genemen Inc. as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended May 31, 2007, for the period from February 2, 2005 (date of inception) to May 31, 2006 and for the period from February 2, 2005 (date of inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

Dale Matheson Carr-Hilton Labonte llp

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 29, 2007

Vancouver Suite 1500 – 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604-687-4747 Fax: 604-689-2778

GENEMEN INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2007	May 31, 2006
ASSETS
Current
Cash	$ -	$ 46,500
Prepaid expenses	-	4,000
Total assets	$ -	$ 50,500
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ 4,000	$ 4,000
Due to related party (Note 5)	7,500	-
Total current liabilities	11,500	4,000
Contingency (Note 1)
Stockholders' equity (deficit)
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares	2,525	2,525
Additional paid-in capital	55,475	49,475
Deficit accumulated during the development stage	(69,500)	(5,500)
Total stockholders’ equity (deficit)	(11,500)	46,500
Total liabilities and stockholders’ equity (deficit)	$ -	$ 50,500

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2007	February 2, 2005 (Date of Inception) to May 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to May 31, 2007
EXPENSES
Management fees (Note 5)	$ 6,000	$ 1,500	$ 7,500
Professional fees	58,000	4,000	62,000
Net loss	$ (64,000)	$ (5,500)	$ (69,500)
Basic and diluted loss per share	$ (0.03)	$ (0.00)
Weighted average common shares outstanding shares outstanding	2,525,000	386,853

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 5)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	$ 2,525	$ 55,475	$ (69,500)	$ (11,500)

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended May 31, 2007	February 2, 2005 (Date of Inception) to May 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (64,000)	$ (5,500)	$ (69,500)
Non-cash item:
Donated services	6,000	1,500	7,500
Changes in non-cash operating working capital items: activities:
(Increase) decrease in prepaid expenses	4,000	(4,000)	-
Increase in accounts payable and accrued liabilities	-	4,000	4,000
Net cash used in operations	(54,000)	(4,000)	(58,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	7,500	-	7,500
Issuance of common shares	-	50,500	50,500
Net cash provided by financing activities	7,500	50,500	58,000
CHANGE IN CASH	(46,500)	46,500	-
CASH, BEGINNING	46,500	-	-
CASH, ENDING	$ -	$ 46,500	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $69,500. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise additional capital to continue its operations. The company will obtain additional funding by borrowing funds from its directors and officers or a private placement of common stock.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

Financial Instruments

The fair value of the Company's financial instruments, comprising of accounts payable and accrued liabilities and amount due to related party approximates their fair value due to their short-term maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments

Income Taxes

The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January　2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")　No.　107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.　123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November　15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

3. COMMON STOCK

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

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is. credited to additional paid-in capital

4. INCOME TAXES

At May 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $69,000 (2006 - $5,000), which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

5. RELATED PARTY TRANSACTIONS

At May 31, 2007, $7,500 (2006 - $Nil) is due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month, as follows:

	Year ended May 31, 2007	February 2, 2005 (Date of Inception) to May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2007
Donated services	$ 6,000	$ 1,500	$ 7,500

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.OTHER INFORMATION

None.

PART III.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified. We have not held an annual meeting since incorporating on February 2, 2005 as we had not issued any shares until April 20, 2006. We plan to have our annual meeting in December 2007. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Qiaozhen Chen	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	36	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since February 2, 2005
Jiansheng Hong	Director and Chief Technology Officer	29	Director and Chief Technology Officer since February 2, 2005
Calvin Lum	Director	37	Director Since February 5, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Qiaozhen Chen, Director, President, Chief Executive Officer & Chief Financial Officer

Mr. Chen has served as our President and one of our directors since February 2, 2005. Since 1996, Mr. Chen has been working as a consultant, manager and senior manager of Yongming Investment Consulting Co. Ltd. He holds a Bachelors and Masters degree from Yangzhou University in Jinagsu, China.

Jiansheng Hong, Director and Chief Technology Officer

Mr. Hong has served as our Chief Technical Officer and as one of our directors since February 2, 2005. Since 1997, Mr. Hong has been a self-employed software developer. He holds a Bachelor’s degree from Hehai University in Jiangsu, China.

Calvin Lum, Director

Since 2001, Mr. Lum, 35, has worked as Senior Sales Manager of Retail Max Software Development Co. Ltd. From 1995 to 2001 Mr. Lum worked as a Sales Representative and Regional Sales Manager for Pacific Car Audio System Engineering Co. Ltd.

Committees of the Board

We do not have an audit or compensation committee at this time.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflict of Interest

None of our officers or directors will be subject to a conflict of interest.

EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from February 2, 2005 (inception) to May 31, 2007.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended May 31, 2007.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Genemen other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 11.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of May 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Qiaozhen Chen	643,750 common shares	25.5%
Jiansheng Hong	643,750 common shares	25.5%
Directors and Executive Officers as a Group	1,287,5000 common shares	51%

(1) Based on 2,525,000 shares of common stock issued and outstanding as of May 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Genemen.

ITEM 12.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13.　Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-135352 on June 27, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Form 8-K:

Form 8-K filed under date of February 7, 2007 with respect to Items 9.

ITEM 14. 　 　 PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$4,000	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2007	$6,200	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEMEN, INC.
(Registrant)
Date: September 7, 2007	By:	/s/ Qiaozhen Chen
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Qiaozhen Chen Qiaozhen Chen	President, Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2007

/s/ Jiansheng Hong Jiansheng Hong	Chief Technical Officer	September 7, 2007

/s/ Calvin Lum Calvin Lum	Director	September 7, 2007