Form 10QSB
period 2007-08-31
Genemen Inc.
filed 2007-10-16
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following are interim unaudited financial statements for the period ended August 31, 2007.

GENEMEN INC.

(A Development Stage Company)

　FINANCIAL STATEMENTS

AUGUST 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	August 31, 2007	May 31, 2007
ASSETS
Total assets	$ -	$ -
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$ 5,058	$ 4,000
Due to related party (Note 5)	13,500	7,500
Total current liabilities	18,568	11,500
Contingency (Note 1)
Stockholders' equity (deficit)
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 (May 31, 2007 – 2,525,000) common shares	2,525	2,525
Additional paid-in capital	56,975	55,475
Deficit accumulated during the development stage	(78,068)	(69,500)
Total stockholders’ equity (deficit)	(18,568)	(11,500)
Total liabilities and stockholders’ equity (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended August 31, 2007	Three months ended August 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to August 31, 2007
EXPENSES
Management fees (Note 6)	$ 1,500	$ 1,500	$ 9,000
Professional fees	7,068	22,500	69,068

Net loss	$ (8,568)	$(24,000)	$ (78,068)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding shares outstanding	2,525,000	2,525,000

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 6)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 6)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 6)	-	-	1,500	-	1,500
Net loss	-	-	-	(8,568)	(8,568)
Balance, August 31, 2007	2,525,000	$ 2,525	$ 56,975	$ (78,068)	$18,568)

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended August 31, 2007	Three months ended August 31, 2006	Accumulated from February 2, 2005 (Date of Inception) to August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,568)	$ (24,000)	$ (78,068)
Non-cash item:
Donated services	1,500	1,500	9,000
Changes in non-cash operating working capital items: activities:
(Increase) decrease in prepaid expenses	-	4,000	-
Increase in accounts payable and accrued liabilities	1,068	(4,000)	5,068
Net cash used in operations	(6,000)	(22,500)	(64,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	6,000		13,500
Issuance of common shares	-	-	50,500
Net cash provided by financing activities	6,000	-	64,000
CHANGE IN CASH	-	(22,500)	-
CASH, BEGINNING	-	46,500	-
CASH, ENDING	$ -	$ 24,000	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

　The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
August 31, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing internet software in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $78,068. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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
(Unaudited)
August 31, 2007

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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
(Unaudited)
August 31, 2007

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

At August 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $78,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

5. RELATED PARTY TRANSACTIONS

At August 31, 2007, $13,500 (May 31, 2007 - $7,500) is due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month, as follows:

	Three months ended August 31, 2007	Three months ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2007
Donated services	$ 1,500	$ 1,500	$ 9,000

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

From February 2, 2005 (date of inception) to May 31, 2007

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

From March 1, 2007 to May 31, 2007

For the period from March 1, 2007 to May 31, 2007 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from March 1, 2007 to May 31, 2007 was $2,000;

The management fees incurred by our company during the period from March 1, 2007 to May 31, 2007 was $1,500;

From June 1, 2007 to August 31, 2007

For the period from June 1, 2007 to August 31, 2007 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from June 1, 2007 to August 31, 2007 was $7,068;

The management fees incurred by our company during the period from June 1, 2007 to August 31, 2007 was $1,500;

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by December 31, 2007. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $10,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by March 31, 2008. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of March 2008. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

  Liquidity and Capital Resources

  At August 31, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $55,000 for the next twelve months. This includes our estimated expenses as follows:

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

  Dated: October 15, 2007

  GENEMEN INC.

  /s/ "Qiaozhen Chen"
  Qiaozhen Chen
  President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
  10/15/2007

/s/ "Jiansheng Hong" Jiansheng Hong Chief Technology Officer and a member of the Board of Directors 10/15/2007

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

  Date: October 15, 2007
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

  Date: October 15, 2007
By:	/s/ "Jiansheng Hong" Jiansheng Hong Chief Technology Officer and a member of the Board of Directors

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

  CHIEF EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Qiaozhen Chen, President, Chief Executive Officer, Chief Financial Officer and Director of Genemen Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended August 31, 2007 filed with the Securities and Exchange Commission on the date hereof:

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