Form 10QSB
period 2007-11-30
Genemen Inc.
filed 2008-01-04
CIK 1361951

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No❒ ..

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

Outstanding as of November 30, 2007: 2,525,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November 30, 2007.

GENEMEN INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

(Unaudited)

Table of Contents

BALANCE SHEETS AS OF NOVEMBER 30, 2007 (UNAUDITED)

AND MAY 31, 2007

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS

ENDED NOVEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM

FEBRUARY 2, 2005 (DATE OF INCEPTION) TO NOVEMBER 30, 2007 (UNAUDITED)

STATEMENT OF STOCKHOLDERS’ DEFICIT AS OF

NOVEMBER 30, 2007 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM FEBRUARY 2, 2005 (DATE OF INCEPTION) TO NOVEMBER 30, 2007 (UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2007	May 31, 2007
ASSETS
Total assets	$ -	$ -
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities	$ 5,068	$4,000
Due to related party (Note 5)	15,500	7,500
Total current liabilities	20,568	11,500
Contingency (Note 1)
Stockholders' deficit
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,525,000 common shares	2,525	2,525
Additional paid-in capital	58,475	55,475
Deficit accumulated during the development stage	(81,568)	(69,500)
Total stockholders’ deficit	(20,568)	(11,500)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended November 30, 2007	Three months ended November 30, 2006	Six months ended November 30, 2007	Six months ended November 30, 2006	Accumulated from February 2, 2005 (Date of Inception) to November 30, 2007
EXPENSES
Management fees (Note 6)	$ 1,500	$ 1,500	$ 3,000	$ 3,000	$10,500
Professional fees	2,000	26,500	7,068	49,000	71,068
Net loss	$(3,500)	$(28,000)	$(10,068)	$(52,000)	$(81,568)
Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average common shares outstanding shares outstanding	2,525,000	2,525,000	2,525,000	2,525,000

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 6)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 6)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 6)	-	-	3,000	-	3,000
Net loss	-	-	-	(12,068)	(12,068)
Balance, November 30, 2007	2,525,000	$ 2,525	$ 58,475	$ (81,568)	$ (20,568)

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended November 30, 2007	Six months ended November 30, 2006	Accumulated from February 2, 2005 (Date of Inception) to November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,068)	$ (52,000)	$ (81,568)
Non-cash item:
Donated services	3,000	3,000	10,500
Changes in non-cash operating working capital items: activities:
(Increase) decrease in prepaid expenses	-	4,000	-
Increase in accounts payable and accrued liabilities	1,068	(4,000)	5,068
Net cash used in operations	(8,000)	(49,000)	(66,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	8,000	2,500	15,500
Issuance of common shares	-	-	50,500
Net cash provided by financing activities	8,000	2,500	66,000
CHANGE IN CASH	-	(46,500)	-
CASH, BEGINNING	-	46,500	-
CASH, ENDING	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
November 30, 2007

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing internet software in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $81,568. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Financial Instruments

The fair value of the Company's financial instruments, comprising of accounts payable and accrued liabilities and amount due to related party approximates their fair value due to their short-term maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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
November 30, 2007

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November　15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

GENEMEN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
November 30, 2007

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

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital

4. INCOME TAXES

At November 30, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $82,000, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Nov. 30, 2007	May 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 27,880	$ 23,630
Valuation allowance	(27,880)	(23,630)
Net deferred tax asset	$ -	$ -

5. RELATED PARTY TRANSACTIONS

At November 30 and May 31, 2007, $15,500 and $7,500, respectively, was due to a director of the Company. This amount is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month, as follows:

	Three months ended November 30, 2007	Three months ended November 30, 2006	February 2, 2005 (Date of Inception) to November 30, 2007
Donated services	$ 1,500	$ 1,500	$ 10,500

Item 2. Management’s Discussion and Analysis or Plan of Operation

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by May 31, 2008. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview – February 2, 2005 (date of inception) to November 30, 2007

From the date of our incorporation on February 2, 2005 to November 30, 2007, we have not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing our anti-fraud software program.

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

From September 1, 2007 to November 30, 2007

For the period from September 1, 2007 to November 30, 2007 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from September 1, 2007 to November 30, 2007 was $2,000;

The management fees incurred by our company during the period from September 1, 2007 to November 30, 2007 was $1,500;

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

In order to reach these milestones we will do the following:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by May 31, 2008. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $10,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by August 31, 2008. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of August 2008. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

Liquidity and Capital Resources

At November 30, 2007, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $55,000 for the next twelve months. This includes our estimated expenses as follows:

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

Dated: December 31, 2007

GENEMEN INC.

/s/ "Qiaozhen Chen"
Qiaozhen Chen
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
12/31/2007

/s/ "Jiansheng Hong" Jiansheng Hong Chief Technology Officer and a member of the Board of Directors 12/31/2007

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

Date: December 31, 2007
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

Date: December 31, 2007
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