Form 10-Q
period 2008-02-28
Genemen Inc.
filed 2009-02-19
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

GENEMEN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

3702 South Virginia Street, Suite G12-401
Reno, Nevada 89502-6030
(Address of principal executive offices)

(281) 488-3883
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At February 29, 2008, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2008
		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets at February 29, 2008 (unaudited) and May 31, 2007 (audited)	F-1
	Statements of Operations for the three and nine months ended February 29, 2008 and 2007 and for the period from February 5, 2005 (inception) to February 29, 2008 (unaudited)	F-2
	Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to February 29, 2008 (unaudited)	F-3
	Statements of Cash Flows for the nine months ended February 29, 2008 and 2007 and for the period from February 5, 2005 (inception) to February 29, 2008 (unaudited)	F-4
	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon senior securities	18
Item 4.	Submissions of matters to a vote of securities holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
	Exhibit 31.1
	Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 29, 2008 and May 31, 2007

	February 29,	May 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$-0-	$4,000
Due to related party	20,568	7,500
Total Current Liabilities	20,568	11,500

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-

Additional paid-in capital	59,975	55,475
Deficit accumulated during the development stage	(83,068)	(69,500)
Total stockholders’ deficit	(20,568)	(11,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine Months Ended February 29, 2008 and February 28, 2007
Period from February 2, 2005 (Inception) to February 29, 2008

	Period from
	Three Months	Three Months	Nine Months	Nine Months	February 2, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	-0-	3,000	9,068	56,500	71,068
Management fees	1,500	1,500	4,500	4,500	12,000

Net Loss	$(1,500)	$(4,500)	$(13,568)	$(61,000)	$(83,068)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from February 2, 2005 (Inception) to February 29, 2008

			Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$-	$-	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 3)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 3)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 3)	-	-	4,500	-	4,500
Net loss	-	-	-	(13,568)	(13,568)
Balance, February 29, 2008	2,525,000	$ 2,525	$59,975	$(83,068)	$(20,568)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended February 29, 2008 and February 28, 2007
Period from February 2, 2005 (Inception) to February 29, 2008

			Period From
	Nine Months	Nine Months	February 2, 2005
	Ended	Ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,568)	$(56,500)	$(83,068)
Donated Services	4,500	4,500	12,000
Change in non-cash working capital items Prepaid expenses
Accrued expenses	(4,000)	(4,000)	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	13,068	5,500	20,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
NET INCREASE (DECREASE) IN CASH
Cash, beginning of period	-0-	46,500 -	-0-
Cash, end of period	$-0-	$-0-	$-0-
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0- -	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES
Nature of Business

GENEMEN, Inc. (“GENEMEN”) is a development stage company and was incorporated in Nevada on February 2, 2005.  The Company is developing an online purchase anti-fraud software program.  GENEMEN operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended April 30, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 29, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

GENEMEN’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)
Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

GENEMEN does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at February 29, 2008 and May 31, 2007, respectively, were $-0-.

NOTE 3 – DUE TO RELATED PARTY

Amounts due to a related party totaling $20,568 and $7,500 at February 29, 2008 and May 31, 2007, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
NOTE 4 – INCOME TAXES

For the period ended February 29, 2008, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $83,000 at February 29, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2008
Deferred tax asset attributable to:
Net operating loss carryover	$28,220
Valuation allowance	(28,220)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

GENEMEN has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of GENEMEN to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by July 31, 2009. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending February 29, 2008

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at February 28, 2007.

Operating Expense

Total operating expenses for the three months ended February 29, 2008, were $1,500  compared to expenses for the period ended February 28, 2007 of $4,500.     Total operating expenses for the nine months ended February 29, 2008 were $13,568 compared to expenses for the period ended February 28, 2007 of $61,000.    The decrease is attributed to the decrease in activity and development of 2008 over 2007.

Net Loss

Net loss for the three months ended February 29, 2008 was $(1,500) compared to the period ended February 28, 2007 of $(4,500).  Net loss for the nine months ended February 29, 2008 was $(13,568) compared to the period ended February 28, 2007 of $(61,000).  The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At February 29, 2008, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During the three months ended February 29, 2008 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 7, 2007. During the three months ended February 29, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

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

In our management’s opinion, we need to achieve the following events or milestones in the next twelve months:

•	Enhance our core technology and software architecture to increase the effectiveness of our online purchase anti-fraud software program; and
•	Establish customer and partner relationships in as many provinces of China as we can, once our proposed online purchase anti-fraud software program is fully developed.

In our previous reports, we declared we would attempt to reach certain milestone in order to achieve the above. However, we were unable to do such due to time and financial constraints. Our milestones have remained the same, but out timetable has been extended to the following dates:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program by July 31, 2009. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by November 30, 2009. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of July 2009. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next eighteen months will be approximately $15,000;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next eighteen months will be approximately $100; and

•
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next eighteen months will be approximately $35,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. Our President has provided server space needed for hosting our website at no charge.

Personnel

Mr. Qiaozhen Chen, our President and Director and Mr. Jiansheng Hong, our Chief Technology Officer and Director and Calvin Lum, our director are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Chen, Mr. Hong and Mr. Lum will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next eighteen months.

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended February 29, 2008, our Chief Executive Officer and Chief Financial Officer as of February 29, 2008, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 29, 2008, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 1A. RISK FACTORS

We are a development stage company with a history of operating losses.

We were incorporated on February 2, 2005.  Through February 29, 2008, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $83,068. We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

Our business is at an early stage of development.  We have not begun to generate any revenues.  Our business will require significant additional investment in inventory and marketing before operations commence.  Should our efforts to market and promote ourselves to distributors and end-users be unsuccessful, we may not attract enough, or any, customers to purchase the Intellipass software from us.  Accordingly, there can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

We may not be able to finance the development of our business.

Our ability to satisfy our future capital requirements and implement our expansion plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition.   We do not have any capital to fund operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result.  If adequate funds are not available, we may be required to delay, reduce or eliminate our programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our products, technologies or other assets.  Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a start-up company entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have cash in the amount of $0 as at May 31, 2008 and have a negative working capital. The expenses incurred during the fiscal year ended May 31, 2008 were $19,068. In the course of developing our online purchase anti-fraud software program, we may:

•	incur unexpected costs in completing the development of our online purchase anti-fraud software program or encounter unexpected technical or other difficulties;

•	incur delays and additional expenses as a result of technology failure;

•	be unable to create a substantial market for our online purchase anti-fraud software program; or

•	incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of our online purchase anti-fraud software program. We have not been able to complete the development of our anti-fraud software program by and if we are not able to raise additional capital needed to complete the development of our anti-fraud software program, we will have to suspend or cease our operations because we will not be able to pay our ongoing expenses in respect of the development and marketing of our anti-fraud software program.

We are dependent on a limited number of products.

Although we plan to develop products in addition to Intellipass, there can be no assurance that these development efforts will be successful or, if successful, that resulting products will receive market acceptance, generate significant sales or result in gross profits.  We believe that success in the anti-fraud software market is somewhat dependent on product acceptance by orthopedists web developers and internet site owners.  Our future operating results, particularly in the near term, are significantly dependent upon market acceptance of the Intellipass. Failure to achieve broad market acceptance of Intellipass as a result of competition, technological change or other factors or the failure to successfully market any new or enhanced versions of existing products would have a material adverse effect on our business, operating results and financial condition.

We may not be able to keep up with rapid technological change and expensive technological innovation.

The software market is characterized by rapid, technological innovation and change.  Many companies are engaged in research and development of solutions to diminish credit card fraud and provide a more enjoyable online shopping experience.  New technologies may be developed which may render our products obsolete and non-competitive.  If we cannot keep pace with the technological developments and become uncompetitive, we may not be able to generate sufficient revenues, or any existing revenues may materially decrease.

Raising additional capital may create additional risks to current shareholders, including dilution of equity interests and downward pressure on our stock price, while obtaining loans will increase our liabilities and future cash commitments.

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

We have not completed development of our anti-fraud software program and we have no contracts for the sale of our online purchase anti-fraud software program. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. We anticipate completing development on our program and website by July 31, 2009, at which time we will commence our sales effort. We originally believed that our launch date would be in April, 2007, but due to financing and time constraints, we were not able to meet that date.

Achieving such acceptance of our software will require significant marketing investment, which we anticipate may be as much as $30,000 over a 12-month period. The online purchase anti-fraud software program we develop may not be accepted by our customers at sufficient levels to support our operations and build our business. If the online purchase anti-fraud software program that we develop is not accepted at sufficient levels, our proposed business will fail.

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

Because we have had significant time and financial constraints, we are very behind on our launch dates and have not done any extensive beta testing as planned. We intend on performing multiple tests in the next six (6) months.

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

Currently, we have only two employees and they are also our officers and directors and are currently unpaid. Neither of them has received any compensation related to their services to our Company and we have no plans at this time to provide financial compensation to them. Our performance depends to a significant extent on the continued services and technical expertise of our director and Chief Technology Officer, Mr. Jiansheng Hong. There is intense competition for skilled personnel, particularly in the field of software development. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Hong's services could prevent us from completing the development of our online purchase anti-fraud software program. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

The persons serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. Mr. Qiaozhen Chen, our President, Treasurer (Principal Accounting Officer), Principal Financial Officer and one of our directors, is also the Senior Manager of Yongming Investment Consulting Co., Ltd. in China. We expect Mr. Chen to spend approximately 10 to 20 hours per week on the business of our company. Thus far, Mr. Chen has only been able to spend approximately 10 hours per week on the business of our company. Mr. Jiansheng Hong, our Chief Technology Officer and one of our directors, is a self-employed software developer. We expect Mr. Hong to spend approximately 10 hours or more per week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our anti-fraud software program, their limited devotion of time and attention to our business may hurt the operation of our business.

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

Because we can issue additional shares of common stock, holders of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock, of which 2,525,000 shares are issued and outstanding. Our Board of Directors has the authority to cause the Company to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without the consent of any of our stockholders. Consequently, the stockholder may experience more dilution in their ownership of Genemen in the future, as the issuance by us of additional equity securities would result in further dilution in the equity interests of our current stockholders.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEMEN INC.
Date: February 6, 2009	By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 6, 2009	By: /s/ Qiaozhen Chen Director
Name: Quiaozhen Chen
Title: Director