Form 10-K
period 2008-05-31
Genemen Inc.
filed 2009-02-19
CIK 1361951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

GENEMEN INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

3702 South Virginia Street, Suite G12-401
Reno, Nevada 89502-6030
 (Address of principal executive offices) (Zip Code)

(281) 488-3883
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐     NO ☒

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

As of May 31, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At May 31, 2008, there were 2,525,000  shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

FORWARD LOOKING STATEMENTS

In General

 This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the software industry;

*	developments that make our particular software less competitive;

*	changes in our business strategies;

*	the level of demand for our products; and

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

The Company

Any references to “we,” “us,” “our,” or “the Company,” refer to Genemen Inc. We are a development stage company and have not generated revenues to date. We were incorporated in the State of Nevada on February 2, 2005. Our principal executive offices are located at 3702 South Virginia Street, #G12-401 Reno Nevada 89502. Our principal business office is located at #12 - 206 Hepan Garden, Yangzhou, Jiangsu, China. Our telephone number is (250) 885-7678.

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

Business Overview

The Company has been working toward developing the “Intellipass” software as an Internet software package that will be designed to enable online merchants to verify that the purchaser is really using their own credit card.

Our plan is to design the Intellipass software with the following capabilities:

•	capable of operating on Windows NT, Windows Vista, and Windows XP operating systems.

•	capable of generating a one-time use random password that will then be sent to the credit card user's registered cell phone as a text message.

•	capable of verifying the password that was previously sent to the credit card user.

The following explains how the Intellipass product is to be applied to prevent fraud in the online purchase of any merchandise:

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

However, the problem is with the shipping address. If someone knows another person's credit card information, including name, number, expiry date, billing address, cell phone number (the cell phone number will also be automatically verified by regular e-commerce software), he could purchase products online and have the product shipped to a different address.

Our program intervenes at this point to solve the problem:

1. If all of the above credit card information is correct, our program will generate a one-time use random password and send a text message to the credit card owner's cell phone.

2. The credit card owner receives the message and types the password into the website for verification.

3. If the password is correct, the transaction is completed and the product is shipped.

4. If the purchaser does not own the cell phone, he will not be able to receive the password and type the password into the website for verification.

In summary, our anti-fraud software will enable online stores to prevent fraud by verifying that the purchaser is the true owner of both the credit card and the cell phone. The application of this software will greatly reduce the chance of online fraud. The application of this software may not be able to prevent fraud in a scenario where a thief has stolen both the credit card and the cell phone of a credit card's owner. We believe that in such a scenario a thief would have stolen the individual's purse or briefcase. The loss of a purse or briefcase, however, would be immediately noted. Upon this loss, it is a simple and quick process to cancel both the credit card and the cell phone. Our anti-fraud software increases the security protection of the purchaser; however, no current method can guarantee 100% security.

We also plan to develop our website "www.Intellipass.com.cn" in order to market our Intellipass software. We will design our website to provide both Internet shoppers and software users with useful tips and full instructions in how to use this software.

We anticipate that upon development, we will have to continually upgrade and refine the Intellipass software in order that the software:

•	is able to operate on upgraded operating systems, such as newer versions of Windows; and

•	is competitive with products introduced by competitors, if there are any.

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

Market for the Intellipass Software

It is our intent to initially, in the next twelve (12) months, to market the software in China. Internet usage in China has increased dramatically in recent years. As Internet usage continues to grow, advertisers and electronic commerce marketers are increasingly using the web to locate customers, advertise and facilitate transactions in China. It is the intent of Genemen to provide anti-fraud software as protection for online purchasers and to take advantage of this growth.

Credit Card Use Laws and Policies in China

In China, credit cards do not carry a zero liability, and any purchases made before the credit card is cancelled are the responsibility of the cardholder. Credit card fraud is a serious problem in China.

Here are some standard terms in Chinese credit card agreements:

The cardholder must inform the bank if the credit card is lost, stolen or being used by any person other than cardholder. The loss report shall become effective upon confirmation by the bank. After that, the bank issues and delivers a new card to the cardholder as required. The service fee is CNY60 (Chinese Yen) per card. In case express delivery is required, the additional service is CNY20. Any loss caused prior to the loss report is assumed by the cardholder. If the credit card is lost due to the cardholder's conspiracy and dishonesty, or if the cardholder fails to co-operate with the bank's investigation, the cardholder assumes all of the loss incurred thereof.

The cardholder shall keep the credit card secure and be liable for the loss due to his negligence. If the credit card is used by any other person under the cardholder's authorization, the bank shall consider the cardholder to have violated the agreement, and the cardholder will be required to pay a penalty of CNY1,000. The bank has the right to take back the card, and all the losses incurred thereof will be assumed by the cardholder.

The cardholder is responsible for settling any dispute himself with merchants or branches, and the bank disclaims responsibility for the dispute. The cardholder may not take the dispute as an excuse not to pay the debts of the credit card.

The Intellipass software aims to reduce the risk of online shopping with a credit card so as to increase online shopping throughout China. Currently, it is cumbersome to shop online in China as anti-fraud measures undertaken during an online purchase include a.) phone call verification upon purchase, b.) COD payment methods (increasing risk and costs for sellers), and c.) vendors only receiving wire payments (increasing risk for the buyer if the seller does not deliver).

The Company’s main target customers will consist of internet site owners that wish to accept credit cards for the sale of goods and services. It is our intent to enlist the services of web page developers to assist in reselling the software to internet site owners for whose pages they assist in developing. Web page developers will be able to purchase our software at wholesale prices with a minimum purchase of five copies. We expect to be able to attract those customers who want to build a reputation for e-commerce security and protect both merchants and credit card owners.

Operations

The development of our Intellipass software is currently in the early stages of development. We have not completed the development of our www.Intellipass.com.cn website that will be used to provide software installation instructions, instructions on the use of our software, and to market our Intellipass software. Our plan is to complete development of our website once the development of the Intellipass software itself has been completed and we are ready to market the

Business Strategy, Marketing and Distribution

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

(e)	resale program for web developers.

In the past year, we have not made much progress in this development. It is the intention of our two employees to dedicate additional time and resources in the future to aid in overall company and product development. We have not developed a complete distribution plan to date.

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

Intellectual Property

We currently are not protected by any registered patents, trademarks, or copyrights. As we develop our company and product, we intend on applying for such protection.

Governmental Regulation

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

•	sales and other taxes;

•	user privacy;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	libel and defamation;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market and sell our Intellipass software in accordance with our business plan.

Employees

We have no full-time employees and two part-time employees. Our part-time employees include Mr. Qiaozhen Chen, our President and Chief Executive Officer, and Mr. Jiansheng Hong, our Chief Technology Officer.

Corporate Contact Information

Our principal executive offices are located at 3702 South Virginia Street, #G12-401, Reno, Nevada 89502. Our principal place of business is at #12 - 206 Hepan Garden, Yangzhou,  Jiangsu, China. Our telephone number is (250) 885-7678

Consultants

     The Company has no consultants.

ITEM 1A.

RISK FACTORS

We are a development stage company with a history of operating losses.

We were incorporated on February 2, 2005.  Through May 31, 2008, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $88,568.   We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

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

ITEM 3.        LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any stock exchange. The common stock is traded on the Over-the-Counter Electronic Bulletin Board under the symbol "GNMN.OB". Genemen had minimal operations and we do not believe any stock price information.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 35 shareholders of record of the Company’s common stock.

Dividends.

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. Nevada General Corporation Law, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

NONE

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

In the past year, due to financial and time constraints, we have not made much progress in developing our anti-fraud software. Since we have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from June 1, 2007 to May 31, 2008. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed online purchase anti-fraud software program. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $88,568 as of May 31, 2008. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $15,000;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100; and

•
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $35,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. Our President has provided server space needed for hosting our website at no charge.

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable.

Liquidity and Capital Resources

At May 31, 2008, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $60,000 for the next twelve months. This includes our estimated expenses as follows:

•	$10,000 in further development of our software for the next twelve months;

•
our estimated expenses of $10,000 in the promotion of our online purchase anti-fraud software program through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

•	our estimated expenses of $15,000 for our audit fees for the next twelve months; and

•	our estimated expenses of $35,000 for our legal and organization fees for the next twelve months.

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

ITEM 7.　 FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genemen, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Genemen, Inc., a development stage company  (“the Company”) as of May 31, 2008, and the related statements of operations, stockholders'  deficit, and cash flows for the year then ended and for the period from February 2, 2005 (Date of Inception) through May 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Genemen, Inc. as of May 31, 2007 were audited by other auditors whose report dated April 29, 2007 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genemen, Inc. as of May 31, 2008, and the results of its operations and its cash flows for the period then ended and from February 2, 2005 (Date of Inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, negative working capital, and its need for additional financing in order to fund its operations in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 20, 2009

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

As of May 31, 2008 and 2007

	May 31, 2008	May 31, 2007
ASSETS
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$4,000	$4,000
Due to related party	20,568	7,500
Total Current Liabilities	24,568	11,500

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	61,475	55,475
Deficit accumulated during the development stage	(88,568)	(69,500)
Total stockholders’ deficit	(24,568)	(11,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

Years Ended May 31, 2008 and 2007

Period from February 2, 2005 (Inception) to May 31, 2008

			Period from
	Year	Year	February 2, 2005
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2008	2007	2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	13,068	58,000	75,068
Management fees (Note 3)	6,000	6,000	13,500

Net Loss	$(19,068)	$(64,000)	$(88,568)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,525,000	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT

Period from February 2, 2005 (Inception) to May 31, 2008

			Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$-	$-	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 3)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 3)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 3)	-	-	6,000	-	6,000
Net loss	-	-	-	(19,068)	(19,068)
Balance, May 31, 2008	2,525,000	$ 2,525	$61,475	$(88,568)	$(24,568)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2008 and 2007
Period from February 2, 2005 (Inception) to May 31, 2008

	Year	Year	February 2, 2005
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,068)	$(64,000)	$(88,568)
Donated Services	6,000	6,000	13,500
Change in non-cash working capital items Prepaid expenses	-0-	4,000	-0-
Accounts payable and accrued liabilities	-0-	-0-	4,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(13,068)	(54,000)	(71,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	13,068	7,500	20,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,068	7,500	71,068

NET INCREASE (DECREASE) IN CASH	-0-	(46,500	-0-

Cash, beginning of period	-0-	46,500 -	-0- -
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0- -	$-0- -	$-0- -
Income taxes paid	$-0- -	$-0- -	$-0- -

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

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

Cash and Cash Equivalents

GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2008 and 2007, respectively, the Company had $-0- of cash.

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

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)
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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at May 31, 2008 and 2007, respectively, were $-0-.

NOTE 3 – DUE TO RELATED PARTY

Amounts due to a related party of the Company totaling $20,568 and $7,500 at May 31, 2008 and 2007, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 2008 and 2007, respectively, were $4,000.  These amounts related to professional fees owed for services related to periods prior to and including the applicable year-end date.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 5 – INCOME TAXES

For the period ended May 31, 2008, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $89,000 at May 31, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$30,260
Valuation allowance	(30,260)
Net deferred tax asset	$-

NOTE 6 – LIQUIDITY AND GOING CONCERN

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

ITEM 8B.OTHER INFORMATION

None.

PART III.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.  A meeting was held on February 18, 2008, at which Calvin Lum tendered his resignation as a director. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Qiaozhen Chen	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary	37	Director, President (Principal Executive Officer), Treasurer (Principal Accounting Officer), Principal Financial Officer and Secretary since February 2, 2005
Jiansheng Hong	Director and Chief Technology Officer	30	Director and Chief Technology Officer since February 2, 2005

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

EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from February 2, 2005 (inception) to May 31, 2008.

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other Compensation
2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended May 31, 2008.

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

Principal Stockholders

The following table sets forth, as of May 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Qiaozhen Chen	643,750 common shares	25.5%
Jiansheng Hong	643,750 common shares	25.5%
Directors and Executive Officers as a Group	1,287,5000 common shares	51%

(1) Based on 2,525,000 shares of common stock issued and outstanding as of May 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

ITEM 13.　Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-135352 on June 27, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Form 8-K:

Form 8-K filed under date of February 18, 2008 with respect to Item 5.02

Form 8-K filed under date of December 12, 2007 with respect to Item 4.01

ITEM 14. 　 　 PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$6,200	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2008	$6,000	Maddox Ungar Silberstein, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2008	$	Nil	Maddox Ungar Silberstein, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2008	$	Nil	Maddox Ungar Silberstein, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	Nil	Dale Matheson Carr-Hilton Labonte, LLP, Chartered Accountants
2008	$	Nil	Maddox Ungar Silberstein, PLLC

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2009	GENEMEN CORPORATION

By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 28, 2009	By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2009	By: /s/ Qiaozhen Chen
Name: Quiaozhen Chen
Title: Director