Form 10-Q
period 2008-08-31
Genemen Inc.
filed 2009-03-13
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

GENEMEN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

3702 South Virginia Street, Suite G12-401
Reno, Nevada 89502-6030
(Address of principal executive offices)

(281) 488-3883
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At August 31, 2008, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2008

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Balance Sheets at August 31, 2008 (unaudited) and May 31, 2007 (audited)	F-1
Statement of Operations for the three months ended August 31, 2008 and 2007 (unaudited) and for the period from February 5, 2005 (inception) to August 31, 2008 (unaudited)	F-2
Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to August 31, 2008 (unaudited)	F-3
Statements of Cash Flows for the three months ended August 31, 2008 and 2007 and for the period from February 5, 2005 (inception) to August 31, 2008 (unaudited)	F-4
Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon senior securities	21
Item 4. Submissions of matters to a vote of securities holders	21
Item 5. Other Information	21
Item 6. Exhibits	22
Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2008 and May 31, 2008

	August 31,	May 31,
	2008	2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,500	$4,000
Due to related party	20,568	20,568
Total Current Liabilities	26,068	24,568

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(90,068)	(88,568)
Total stockholders’ deficit	(26,068)	(24,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-
ASSETS

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended August 31, 2008 and August 31, 2007
Period from February 2, 2005 (Inception) to August 31, 2008

			Period from
	Three Months	Three Months	February 2, 2005
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2008	2007	2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	1,500	7,068	76,568
Management fees	-0-	1,500	13,500

Net Loss	$(1,500)	$(8,568)	$(90,068)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from February 2, 2005 (Inception) to August 31, 2008

	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$-	$-	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 5)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(19,068)	(19,068)
Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)
Net loss	-	-	-	(3,000)	(3,000)
Balance, November 30, 2008	2,525,000	$ 2,525	$61,475	$(91,568)	$(27,568)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended August 31, 2008 and August 31, 2007
Period from February 2, 2005 (Inception) to August 31, 2008

			Period From
	Six Months	Six Months	February 2, 2005
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,000)	$(12,068)	$(91,568)
Donated Services	-0-	3,000	13,500
Change in non-cash working capital items Prepaid expenses
Accounts payable and accrued liabilities	3,000	1,068	7,000
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-0-	8,000	20,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0- -	$-0-
Income taxes paid	$-0-	$-0- -	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended May 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

GENEMEN’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at August 31, 2008 and May 31, 2008, respectively, were $-0-.

NOTE 3 – DUE TO RELATED PARTY

Amounts due to a related party totaling $20,568 at August 31, 2008 and May 31, 2008, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008
NOTE 4 – INCOME TAXES

For the period ended August 31, 2008, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $90,000 at August 31, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2008
Deferred tax asset attributable to:
Net operating loss carryover	$31,100
Valuation allowance	(31,100)
Net deferred tax asset	$-

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

 Results of Operations for the Quarter ending August 31, 2008

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at August 31, 2007.

Operating Expense

Total operating expenses for the three months ended August 31, 2008, were $1,500 compared to expenses for the period ended August 31, 2007 of $8,568.    The decrease is attributed to the decrease in activity and development of 2008 over 2007.

Net Loss

Net loss for the three months ended August 31, 2008 was negative $(1,500) compared to the period ended August 31, 2007 of negative $(8,568).  The decrease in net income is due to the aforementioned change in activities.

Liquidity and Capital Resources

At August 31, 2008, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended August 31, 2008 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 6, 2009. During the three months ended August 31, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

In the next fifteen months our primary objective will be to complete development of our proposed anti-fraud software program, develop and establish our marketing plan, commence an advertising campaign for our proposed product, and commence sales of our proposed anti-fraud software program in China.

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

In our management’s opinion, we need to achieve the following events or milestones in the next fifteen months:

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

2.     Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by August 31, 2009. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3.     Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of July 2009. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next fifteen months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next fifteen months will be approximately $15,000;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next fifteen months will be approximately $100; and

•
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next fifteen months will be approximately $35,000.

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

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2008, our Chief Executive Officer and Chief Financial Officer as of August 31, 2008, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of August 31, 2008, our internal control over financial reporting was effective.

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

We were incorporated on February 2, 2005.  Through August 31, 2008, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $90,068.   We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next fifteen months. We have cash in the amount of $0 as at August 31, 2008 and have a negative working capital. The expenses incurred during the fiscal year ended May 31, 2008 were $19,068. In the course of developing our online purchase anti-fraud software program, we may:

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

GENEMEN INC.
Date: February 8, 2009	By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Qiaozhen Chen
Name: Quiaozhen Chen
Title: Director