Form 10-Q
period 2008-11-30
Genemen Inc.
filed 2009-03-13
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

GENEMEN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

3702 South Virginia Street, Suite G12-401
Reno, Nevada 89502-6030
(Address of principal executive offices)

(281) 488-3883
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 30, 2008, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2008

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Balance Sheets at November 30, 2008 (unaudited) and May 31, 2007 (audited)	F-1
Statement of Operations for the three and six months ended November 30, 2008 and 2007 and for the period from February 5, 2005 (inception) to November 30, 2008 (unaudited) (unaudited)	F-2
Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to November 30, 2008 (unaudited)	F-3
Statements of Cash Flows for the three and six months ended November 30, 2008 and 2007 and for the period from February 5, 2005 to February 29, 2008 (unaudited)	F-4
Notes to Interim Financial Statements (unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon senior securities	21
Item 4. Submissions of matters to a vote of securities holders	21
Item 5. Other Information	21
Item 6. Exhibits	22

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 and May 31, 2007

	November 30,	May 31,
	2008	2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,000	$4,000
Due to related party	20,568	20,568
Total Current Liabilities	27,568	24,568

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(91,568)	(88,568)
Total stockholders’ deficit	(27,568)	(24,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT ASSETS	$-0-	$-0-
See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six Months Ended November 30, 2008 and November 30, 2007
Period from February 2, 2005 (Inception) to November 30, 2008

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	Period from February 2, 2005 (Inception) to November 30, 2008
Revenues
Expenses:
Management fees (Note 6)	$-0-	$1,500	$-0-	$3,000	$13,500
Professional fees	1,500	2,000	3,000	7,068	78,068

Net Loss	$ (1,500)	$(3,500)	$(3,000)	$(10,068)	$(91,568)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: Basic and diluted shares outstanding	2,525,000	2,525,000	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from February 2, 2005 (Inception) to November 30, 2008

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

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended November 30, 2008 and November 30, 2007
Period from February 2, 2005 (Inception) to November 30, 2008

			Period From
	Six Months	Six Months	February 2, 2005
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,000)	$(12,068)	$(91,568)
Donated Services	-0-	3,000	13,500
Change in non-cash working capital items Prepaid expenses
Accounts payable and accrued liabilities	3,000	1,068	7,000
CASH FLOWS USED BY OPERATING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-0-	8,000	20,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0- -	$-0-
Income taxes paid	$-0-	$-0- -	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

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

Cash and Cash Equivalents

GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2008 the Company had $-0- of cash.

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
November 30, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at November 30, 2008 and May 31, 2008, respectively, were $-0-.

NOTE 3 – DUE TO RELATED PARTY

Amounts due to a related party totaling $20,568 at November 30, 2008 and May 31, 2008, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008
NOTE 4 – INCOME TAXES

For the period ended November 30, 2008, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $91,500 at November 30, 2008, and will expire beginning in the year 2027.

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

 Results of Operations for the Quarter ending November 30, 2008

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at November 30, 2007.

Operating Expense

Total operating expenses for the three months ended November 30, 2008, were $1,500 compared to expenses for the period ended November 30, 2007 of $3,500.     Total operating expenses for the six months ended November 30, 2008 were $3,000 compared to expenses for the period ended November 30, 2007 of $10,068.   The decrease is attributed to the decrease in activity and development of 2008 over 2007.

Net Loss

Net loss for the three months ended November 30, 2008 was $(1,500) compared to the period ended November 30, 2007 of $(4,500).  Net loss for the six months ended November 30, 2008 was $(3,000) compared to the period ended November 30, 2007 of $(10,608).  The decrease in net income is due to the aforementioned change in activities.

Liquidity and Capital Resources

At November 30, 2008, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended November 30, 2008 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 6, 2009. During the three and six months ended November 30, 2008 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended November 30, 2008, our Chief Executive Officer and Chief Financial Officer as of November 30, 2008, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2008, our internal control over financial reporting was effective.

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

We were incorporated on February 2, 2005.  Through November, 2008, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $91,568.   We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have cash in the amount of $0 as at November 30, 2008 and have a negative working capital. The expenses incurred during the fiscal year ended May 31, 2008 were $19,068. In the course of developing our online purchase anti-fraud software program, we may:

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

We have not completed development of our anti-fraud software program and we have no contracts for the sale of our online purchase anti-fraud software program. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. We anticipate completing development on our program and website by July 31, 2008, at which time we will commence our sales effort. We originally believed that our launch date would be in April, 2007, but due to financing and time constraints, we were not able to meet that date.

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

GENEMEN INC.
Date: February 8, 2009	By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 8, 2009	By: /s/ Qiaozhen Chen
Name: Quiaozhen Chen
Title: Director