Form 10-Q
period 2009-02-28
Genemen Inc.
filed 2009-04-07
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At March 31, 2009, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2009

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets at February 28, 2009 (unaudited) and May 31, 2008 (audited)	F-1

Statements of Operations for the three and nine months ended February 28, 2009 and 2008 and for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended February 28, 2009 and 2008 and for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-4

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon senior securities	15

Item 4. Submissions of matters to a vote of securities holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Exhibit 31.1	15

Exhibit 32.1	15

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and May 31, 2008

	February 28, 2009(unaudited)	May 31, 2008(audited)

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$-0-	$4,000
Due to related party	29,568	20,568
Total Current Liabilities	29,568	24,568

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(93,568)	(88,568)
Total stockholders’ deficit	(29,568)	(24,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine Months Ended February 28, 2009 and 2008
Period from February 2, 2005 (Inception) to February 28, 2009

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Period from February 2, 2005 (Inception) to February 28, 2009

Revenues

Expenses:
Management fees (Note 6)	$-0-	$-0-	$-0-	$4,500	$13,500
Professional fees	2,000	1,500	5,000	9,068	80,068

Net Loss	$ (2,000)	$(1,500)	$(5,000)	$(13,568)	$(93,568)

Basic and diluted loss per share	$ (0.00)	$(0.00)	$ (0.00)	$(0.00)

Weighted average common shares outstanding: Basic and diluted shares outstanding	2,525,000	2,525,000	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from February 2, 2005 (Inception) to February 28, 2009

	Common Stock
	Number	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, February 2, 2005 (Date of Inception)	-	$ -	$-	$-	$ -
Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500
Donated services (Note 5)	-	-	1,500	-	1,500
Net loss	-	-	-	(5,500)	(5,500)
Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(64,000)	(64,000)
Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)
Donated services (Note 5)	-	-	6,000	-	6,000
Net loss	-	-	-	(19,068)	(19,068)
Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)
Net loss	-	-	-	(5,000)	(5,000)
Balance, February 28, 2009	2,525,000	$ 2,525	$61,475	$(93,568)	$(29,568)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended February 28, 2009 and 2008
Period from February 2, 2005 (Inception) to February 28, 2009

	Nine Months Ended February 28, 2009	Nine MonthsEnded February 28, 2008	February 2, 2005 (Inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,000)	$(13,568)	$(93,568)
Donated Services	-0-	4,500	13,500
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(4,000)	4,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(9,000)	(13,068)	(80,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	9,000	13,068	29,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	13,068	80,068

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

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

Cash and Cash Equivalents

GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2009 the Company had $-0- of cash.

Fair Value of Financial Instruments

GENEMEN’s financial instruments consist of cash and cash equivalents and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at February 28, 2009 and May 31, 2008, respectively, were $-0-.

NOTE 3 – DUE TO RELATED PARTY

Amounts due to a related party totaling $29,568 and $20,568 at February 28, 2009 and May 31, 2008, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.  The donated services ceased effective June 1, 2008.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 4 – INCOME TAXES

For the period ended February 28, 2009, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $93,500 at February 28, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$31,800
Valuation allowance	(31,800)
Net deferred tax asset	$-

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

 Results of Operations for the Quarter ending February 28, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at February 29, 2008.

Operating Expense

Total operating expenses for the three months ended February 28, 2009, were $2,000 compared to expenses for the period ended February 29, 2008 of $1,500.     Total operating expenses for the nine months ended February 28, 2009 were $5,000 compared to expenses for the period ended February 29, 2008 of $13,568.    The decrease is attributed to the decrease in activity and development of 2009 over 2008.

Net Loss

Net loss for the three months ended February 28, 2009 was $(2,000) compared to the period ended February 29, 2008 of $(1,500).  Net loss for the nine months ended February 28, 2009 was $(5,000) compared to the period ended February 29, 2008 of $(13,568).  The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At February 28, 2009, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended February 28, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2009. During the three months ended February 28, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2009, our Chief Executive Officer and Chief Financial Officer as of February 28, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 28, 2009, our internal control over financial reporting was effective.

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

We were incorporated on February 2, 2005.  Through February 28, 2009, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $93,568. We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have cash in the amount of $0 as at February 28, 2009 and have a negative working capital. The expenses incurred during the nine months ended February 28, 2009 were $13,068. In the course of developing our online purchase anti-fraud software program, we may:

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

We have not completed development of our anti-fraud software program and we have no contracts for the sale of our online purchase anti-fraud software program. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. We anticipate completing development on our program and website by July 31, 2009, at which time we will commence our sales effort. We originally believed that our launch date would be in April, 2008, but due to financing and time constraints, we were not able to meet that date.

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

GENEMEN INC.

Date:March 31, 2009	By:	/s/ Qiaozhen Chen
Qiaozhen Chen
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:March 31, 2009	By:	/s/ Qiaozhen Chen
Name Quiaozhen Chen
Title Director