Form 10-Q/A
period 2009-06-03
Genemen Inc.
filed 2009-06-03
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At June 2, 2009, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2009

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets at February 28, 2009 (unaudited) and May 31, 2008 (audited)	F-1

Statements of Operations for the three and nine months ended February 28, 2009 and 2008 and for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended February 28, 2009 and 2008 and for the period from February 5, 2005 (inception) to February 28, 2009 (unaudited)	F-4

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon senior securities	18

Item 4. Submissions of matters to a vote of securities holders	18

Item 5. Other Information	19

Item 6. Exhibits	19

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and May 31, 2008

	February 28,
	2009	May 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$-0-	$4,000
Due to related party	29,568	20,568
Total Current Liabilities	29,568	24,568

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(93,568)	(88,568)
Total stockholders’ deficit	(29,568)	(24,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

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

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended February 28, 2009 and 2008
Period from February 2, 2005 (Inception) to February 28, 2009

			Period From
	Nine Months	Nine Months	February 2, 2005
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,000)	$(13,568)	$(93,568)
Donated Services	-0-	4,500	13,500
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(4,000)	4,000	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(9,000)	(13,068)	(80,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	9,000	13,068	29,568
Proceeds from sales of common stock	-0-	-0-	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	13,068	80,068

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0- -	-0- -	-0- -
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0- -	$-0- -	$-0- -
Income taxes paid	$-0- -	$-0- -	$-0- -

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

Since the Company’s assets and operations have been nominal in accordance with SEC Release No. 33-8587, the Company has amended this filing to note their status as a shell company.

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

GENEMEN INC.

Date: June 2, 2009	By:	/s/ Qiaozhen Chen
Qiaozhen Chen
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 2, 2009	By:	/s/ Qiaozhen Chen Director
Quiaozhen Chen
Director