Form 10-K
period 2009-05-31
Genemen Inc.
filed 2009-08-18
CIK 1361951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

GENEMEN INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-2471612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☒     NO ☐

As of August 17, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At August 17, 2009, there were 2,525,000 shares of Registrant's ordinary shares outstanding.

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

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We expect that our website will be functional by December 31, 2009. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser's cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

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

Operations

The development of our Intellipass software is currently in the early stages of development. We have not completed the development of our www.Intellipass.com.cn website that will be used to provide software installation instructions, instructions on the use of our software, and to market our Intellipass software. Our plan is to complete development of our website once the development of the Intellipass software itself has been completed and we are ready to market the

Lack of capital has stunted growth and development thus far.

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

We were incorporated on February 2, 2005.  Through May 31, 2009, we had no sales, no revenues, and we recorded a cumulative operating loss of approximately $127,628.   We expect to incur additional losses until sufficient sales of our Intellipass software are achieved.  We have not yet commenced manufacturing and shipping of the software. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up company for the next twelve months. We have cash in the amount of $0 as at May 31, 2009 and have a negative working capital. The expenses incurred during the fiscal year ended May 31, 2009 were $39,060. In the course of developing our online purchase anti-fraud software program, we may:

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

We have not completed development of our anti-fraud software program and we have no contracts for the sale of our online purchase anti-fraud software program. The success of our proposed business will depend on its completion and the acceptance of our products by businesses and the general public. We anticipate completing development on our program and website by December 31, 2009, at which time we will commence our sales effort. We originally believed that our launch date would be in April, 2007, but due to financing and time constraints, we were not able to meet that date.

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

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our technology. At present we have non-disclosure agreements with our employees to protect our technology. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

In addition to the "penny stock" rules, FINRA has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for the customer. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Recent Sales of Unregistered Securities

NONE

ITEM 6.           SELECTED FINANCIAL DATA

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview

In the past year, due to financial and time constraints, we have not made much progress in developing our anti-fraud software. Since we have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period from June 1, 2007 to May 31, 2009. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenue and no revenues are anticipated unless and until we complete the development and marketing of our proposed online purchase anti-fraud software program. Accordingly, we must raise cash from sources other than the sale of software programs. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $127,628 as of May 31, 2009. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

In our previous reports, we declared we would attempt to reach certain milestone in order to achieve the above. However, we were unable to do such due to time and financial constraints. Our milestones have remained the same, but out timetable has been extended to the following dates:

1.     Develop a demonstration or beta version of our online purchase anti-fraud software program by December 31, 2009. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $5,000.

2.     Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by March 31, 2010. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3.     Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of December 2009. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

Assets

Currently, we the only tangible assets we have are prepaid expenses of $4,970.

Liquidity and Capital Resources

At May 31, 2009, we had $Nil in cash. We anticipate that our total operating expenses will be approximately $60,000 for the next twelve months. This includes our estimated expenses as follows:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.　 FINANCIAL STATEMENTS

GENEMEN INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

MAY 31, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genemen, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Genemen, Inc. as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from February 2, 2005 (Inception) to May 31, 2009.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genemen, Inc., as of May 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and for the period from February 2, 2005 (Inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Genemen, Inc. will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
July 7, 2009

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MAY 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	4,970	0

TOTAL ASSETS	$4,970	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$5,000	$4,000
Due to related party	63,598	20,568
Total Current Liabilities	68,598	24,568

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(127,628)	(88,568)
Total stockholders’ deficit	(63,628)	(24,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,970	$0

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO MAY 31, 2009

	YEAR ENDED MAY 31, 2009	YEAR ENDED MAY 31, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO MAY 31, 2009
REVENUES

EXPENSES
Management fees (Note 6)	$0	$6,000	$13,500
General and administrative expenses	5,030	0	5,030
Professional fees	34,030	13,068	109,098

NET LOSS	$(39,060)	$(19,068)	$(127,628)

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO MAY 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, February 2, 2005 (Inception)	-	$0	$0	$0	$0

Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500

Donated services (see Note 5)	-	-	1,500	-	1,500

Net loss for the period ended May 31, 2006	-	-	-	(5,500)	(5,500)

Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2007	-	-	-	(64,000)	(64,000)

Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2008	-	-	-	(19,068)	(19,068)

Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)

Net loss for the year ended May 31, 2009	-	-	-	(39,060)	(39,060)

Balance, May 31, 2009	2,525,000	$2,525	$61,475	$(127,628)	$(63,628)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO MAY 31, 2009

	YEAR ENDED MAY 31, 2009	YEAR ENDED MAY 31, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO MAY 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,060)	$(19,068)	$(127,628)
Donated services	0	6,000	13,500
Change in non-cash working capital items
Prepaid expenses	(4,970)	0	(4,970)
Accounts payable and accrued liabilities	1,000	0	5,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(43,030)	(13,068)	(114,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	43,030	13,068	63,598
Proceeds from sales of common stock	0	0	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,030	13,068	114,098

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents
Genemen considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2009 and 2008, the Company had $-0- of cash.

Fair Value of Financial Instruments
Genemen’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
Genemen does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – DUE TO RELATED PARTY

Amounts due to a related party totaling $63,598 and $20,568 at May 31, 2009 and 2008, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.  The donated services ceased effective June 1, 2008.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 Accounts payable and accrued liabilities at May 31, 2009 and 2008 were $5,000 and $4,000, respectively.  These amounts related to professional fees owed for services related to periods prior to and including the applicable year-end date.

NOTE 4 – INCOME TAXES

For the periods ended May 31, 2009 and 2008, Genemen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $127,500 at May 31, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$43,350	$30,260
Valuation allowance	(43,350)	(30,260)
Net deferred tax asset	$-	$-

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

The ability of Geneme to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.CONTROLS AND PROCEDURES

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

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from February 2, 2005 (inception) to May 31, 2009.

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

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended May 31, 2009.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Genemen other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of May 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Qiaozhen Chen	643,750 common shares	25.5%
Jiansheng Hong	643,750 common shares	25.5%
Directors and Executive Officers as a Group	1,287,5000 common shares	51%

(1) Based on 2,525,000 shares of common stock issued and outstanding as of May 31, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Genemen.

ITEM 13.　       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. 　       PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$6,000	Maddox Ungar Silberstein, PLLC
2009	$6,000	Maddox Ungar Silberstein, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$	Nil	Maddox Ungar Silberstein, PLLC
2009	$	Nil	Maddox Ungar Silberstein, PLLC

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

PART IV.

ITEM 15.　 Exhibits and Reports on Form 8-K

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

Date: August 17, 2009	GENEMEN CORPORATION

By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 17, 2009	By: /s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 17, 2009	By: /s/ Qiaozhen Chen Director
Name: Qiaozhen Chen
Title: Director