Form 10-Q
period 2009-08-31
Genemen Inc.
filed 2009-10-02
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2009

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

At August 31, 2009, there were 2,525,000 shares outstanding of the registrant’s common stock.

i

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2009

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets at August 31, 2009 (unaudited) and May 31, 2008 (audited)	F-1

Statement of Operations for the three months ended August 31, 2009 and 2008 (unaudited) and for the period from February 5, 2005 (inception) to August 31, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to August 31, 2009 (unaudited)	F-3

Statements of Cash Flows for the three months ended August 31, 2009 and 2008 and for the period from February 5, 2005 (inception) to August 31, 2009 (unaudited)	F-4

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults upon senior securities	12

Item 4. Submissions of matters to a vote of securities holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

Exhibit 31.1

Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31, 2009 AND May 31, 2009

	August 31, 2009 (unaudited)	May 31, 2009 (audited)
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	4,970	4,970

TOTAL ASSETS	$4,970	$4,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$5,000	$5,000
Due to related party	65,598	63,598
Total Current Liabilities	70,598	68,598

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(129,628)	(127,628)
Total stockholders’ deficit	(65,628)	(63,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,970	$4,970

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO AUGUST 31, 2009

	THREE MONTHS ENDED AUGUST 31, 2009	THREE MONTHS ENDED AUGUST 31, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO AUGUST 31, 2009

REVENUES	$0	$0	$0

EXPENSES
Management fees (Note 6)	0	1,500	13,500
General and administrative expenses	0	0	5,030
Professional fees	2,000	7,068	111,098

NET LOSS	$(2,000)	$(8,568)	$(129,628)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO AUGUST 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, February 2, 2005 (Inception)	-	$0	$0	$0	$0

Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500

Donated services (see Note 5)	-	-	1,500	-	1,500

Net loss for the period ended May 31, 2006	-	-	-	(5,500)	(5,500)

Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2007	-	-	-	(64,000)	(64,000)

Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2008	-	-	-	(19,068)	(19,068)

Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)

Net loss for the year ended May 31, 2009	-	-	-	(39,060)	(39,060)

Balance, May 31, 2009	2,525,000	2,525	61,475	(127,628)	(63,628)

Net loss for the year ended May 31, 2009	-	-	-	(39,060)	(39,060)

Balance, May 31, 2009	2,525,000	2,525	61,475	(127,628)	(63,628)

Net loss for the period ended August 31, 2009	-	-	-	(2,000)	(2,000)

Balance, August 31, 2009	2,525,000	$2,525	$61,475	$(129,628)	$(65,628)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO AUGUST 31, 2009

	THREE MONTHS ENDED AUGUST 31, 2009	THREE MONTHS ENDED AUGUST 31, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO AUGUST 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(8,568)	$(129,628)
Donated services	0	1,500	13,500
Change in non-cash working capital items
Prepaid expenses	0	0	(4,970)
Accounts payable and accrued liabilities	0	1,068	5,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(6,000)	(116,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	2,000	6,000	65,598
Proceeds from sales of common stock	0	0	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	6,000	116,098

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended May 31, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2009 and May 31, 2009, the Company had $-0- of cash.

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
AUGUST 31, 2009

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

NOTE 2 – DUE TO RELATED PARTY

Amounts due to a related party totaling $63,598 and $20,568 at August 31, 2009 and August 31, 2008, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.  The donated services ceased effective June 1, 2008.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at August 31, 2009 and 2008 were $5,000 and $4,000, respectively.  These amounts related to professional fees owed for services related to periods prior to and including the applicable year-end date.

NOTE 4 – INCOME TAXES

For the periods ended August 31, 2009, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $129,500 at August 31, 2009, and will expire beginning in the year 2027.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$44,000
Valuation allowance	(44,000)
Net deferred tax asset	$-

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

 Results of Operations for the Quarter ending August 31, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at August 31, 2008.

Operating Expense

Total operating expenses for the three months ended August 31, 2009, were $2,000 compared to expenses for the period ended August 31, 2008 of $8,568.    The decrease is attributed to the decrease in activity and development of 2008 over 2008.

Net Loss

Net loss for the three months ended August 31, 2009 was negative $(2,000) compared to the period ended August 31, 2008 of negative $(8,568).  The decrease in net income is due to the aforementioned change in activities.

Liquidity and Capital Resources

At August 31, 2009, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended August 31, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 18, 2009. During the three months ended August 31, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

In our previous reports, we declared we would attempt to reach certain milestone in order to achieve the above. However, we were unable to do such due to time and financial constraints. Our milestones have remained the same, but out timetable has been extended to the following dates:

1.	Develop a demonstration or beta version of our online purchase anti-fraud software program by December 31, 2009. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $5,000.

2.	Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by May 31, 2010. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3.	Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the end of December 2009. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

Furthermore, in our management’s opinion, we will incur the following expenses to fund our plan of operation for the next fifteen months:

•	Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next fifteen months will be approximately $15,000;

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2009, our Chief Executive Officer and Chief Financial Officer as of August 31, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of August 31, 2009, our internal control over financial reporting was effective.

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

GENEMEN INC.

Date: September 29, 2009	By:	/s/ Qiaozhen Chen
Qiaozhen Chen
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 29, 2009	By:	/s/ Qiaozhen Chen Director
Name Quiaozhen Chen
Title Director