Form 10-Q
period 2009-11-30
Genemen Inc.
filed 2010-01-15
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2009

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

At January 13, 2010, there were 2,525,000 shares outstanding of the registrant’s common stock.

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2009
		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at November 30, 2009 (unaudited) and May 31, 2009 (audited)	F-1

	Statements of Operations for the three and six months ended November 30, 2009 and 2008 (unaudited) and for the period from February 5, 2005 (inception) to November 30, 2009 (unaudited)	F-2

	Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to November 30, 2009 (unaudited)	F-3

	Statements of Cash Flows for the six months ended November 30, 2009 and 2008 and for the period from February 5, 2005 (inception) to November 30, 2009 (unaudited)	F-4

	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults upon senior securities	11

Item 4.	Submissions of matters to a vote of securities holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11
	Exhibit 31.1
	Exhibit 32.1
Signature		12

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30 AND MAY 31, 2009

	November 30, 2009	May 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	4,970	4,970

TOTAL ASSETS	$4,970	$4,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$5,000	$5,000
Due to related party	67,598	63,598
Total current liabilities	72,598	68,598

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(131,628)	(127,628)
Total stockholders’ deficit	(67,628)	(63,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,970	$4,970

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO NOVEMBER 30, 2009

	THREE MONTHS ENDED NOVEMBER 30, 2009	THREE MONTHS ENDED NOVEMBER 30, 2008	SIX MONTHS ENDED NOVEMBER 30, 2009	SIX MONTHS ENDED NOVEMBER 30, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO NOVEMBER 30, 2009

REVENUES

EXPENSES
Management fees (Note 6)	$0	$0	$0	$0	$13,500
General and administrative expenses	0	0	0	0	0
Professional fees	2,000	1,500	4,000	3,000	118,128

NET LOSS	$(2,000)	$(1,500)	$(4,000)	$(3,000)	$(131,628)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	2,525,000	2,525,000	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO NOVEMBER 30, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, February 2, 2005 (Inception)	-	$0	$0	$0	$0

Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500

Donated services (see Note 5)	-	-	1,500	-	1,500

Net loss for the period ended May 31, 2006	-	-	-	(5,500)	(5,500)

Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2007	-	-	-	(64,000)	(64,000)

Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2008	-	-	-	(19,068)	(19,068)

Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)

Net loss for the year ended May 31, 2009	-	-	-	(39,060)	(39,060)

Balance, May 31, 2009	2,525,000	2,525	61,475	(127,628)	(63,628)

Net loss for the six months ended November 30, 2009	-	-	-	(39,060)	(39,060)

Balance, November 30, 2009	2,525,000	$2,525	$61,475	$(131,628)	$(67,628)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO NOVEMBER 30, 2009

	SIX MONTHS ENDED NOVEMBER 30, 2009	SIX MONTHS ENDED NOVEMBER 30, 2008	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO NOVEMBER 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,000)	$(3,000)	$(131,628)
Donated services	0	0	13,500
Change in non-cash working capital items
Prepaid expenses	0	0	(4,970)
Accounts payable and accrued liabilities	0	3,000	5,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(0)	(118,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	4,000	0	67,598
Proceeds from sales of common stock	0	0	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	0	118,098

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

Development Stage Company
The accompanying financial statements have been prepared in accordance with accounting principles for development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents
GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2009 and May 31, 2009, the Company had $-0- of cash.

Fair Value of Financial Instruments
GENEMEN’s financial instruments consist of cash and cash equivalents, prepaid expenses, acocunts payable and accrued liabilities, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
NOVEMBER 30, 2009

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

Subsequent Events
We evaluate the effects of all subsequent events through the date the preparation of our financial statements is complete, management certifies the financial statements, and we file the financial statements with the U.S. Securities and Exchange Commission.

NOTE 2 – DUE TO RELATED PARTY

Amounts due to a related party totaling $67,598 and $63,598 at November 30, 2009 and May 31, 2009, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.  The donated services ceased effective June 1, 2008.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2009 and May 31, 2009 were $5,000.  These amounts related to professional fees owed for services related to periods prior to and including the applicable year-end date.

NOTE 4 – INCOME TAXES

For the periods ended November 30, 2009, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $131,500 at November 30, 2009, and will expire beginning in the year 2027.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$44,600
Valuation allowance	(44,600)
Net deferred tax asset	$-

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We are unsure of when our software will be functional due to our lack of capital and the lack of capital sources. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Results of Operations for the three and six months ending November 30, 2009

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at November 30, 2008.

Operating Expense

Total operating expenses for the three months ended November 30, 2009, were $2,000 compared to expenses for the period ended November 30, 2008 of $1,500.  Total operating expenses for the six months ended November 30, 2009 were $4,000 compared to expenses for the period ended November 30, 2008 of $3,000. This was due to increased costs.

Net Loss

Net loss for the three months ended November 30, 2009 was negative $(2,000) compared to the period ended November 30, 2008 of negative $(1,500).  Net loss for the six months ended November 30, 2009 was ($4,000) compared to net loss for the period ended November 30, 2008 of ($3,000.) This was due to increased costs.

Liquidity and Capital Resources

At November 30, 2009, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the three months ended November 30, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 18, 2009. During the three months ended November 30, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

We currently do not have a plan of operation in furthering the development of our software. Previously we were developing our Intellipass software, however, due lack of capital and other resources, we have since been deemed a shell due to our lack of operations and nominal assets. We are currently revising our business plan to include plans of obtaining an infusion of capital so we can resume operations.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. Our President has provided server space needed for hosting our website at no charge.

Personnel

Mr. Qiaozhen Chen, our President and Director and Mr. Jiansheng Hong, our Chief Technology Officer and Director and Calvin Lum, our director are currently each working a limited amount of hours per week to meet our needs. As demand requires, Mr. Chen, Mr. Hong and Mr. Lum will devote additional time. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next eighteen months.

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2009, our Chief Executive Officer and Chief Financial Officer as of November 30, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

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

GENEMEN INC.

Date: January 13, 2010	By:	/s/Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2010	By:	/s/ Qiaozhen Chen
Director
Name: Qiaozhen Chen
Title: Director