Form 10-Q
period 2010-02-28
Genemen Inc.
filed 2010-04-20
CIK 1361951

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2010

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

At April 14, 2010, there were 2,525,000 shares outstanding of the registrant’s common stock.

GENEMEN INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 201

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Balance Sheets at February 28, 2010 (unaudited) and May 31, 2009 (audited)	F-1

	Statements of Operations for the three and nine months ended February 28, 2010 and 2009 and for the period from February 5, 2005 (inception) to February 28, 2010 (unaudited)	F-2

	Statement of Shareholders’ Deficit for the period from February 5, 2005 (inception) to February 28, 2010 (unaudited)	F-3

	Statements of Cash Flows for the nine months ended February 28, 2010 and 2009 and for the period from February 5, 2005 (inception) to February 28, 2010 (unaudited)	F-4

	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon senior securities	12

Item 4.	Submissions of matters to a vote of securities holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND MAY 31, 2009

	February 28, 2010	May 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	4,970

TOTAL ASSETS	$0	$4,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$5,000	$5,000
Due to related party	74,568	63,598
Total current liabilities	79,568	68,598

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,525,000 shares issued and outstanding	2,525	2,525
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	61,475	61,475
Deficit accumulated during the development stage	(138,598)	(127,628)
Total stockholders’ deficit	(74,598)	(63,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,970	$4,970

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO FEBRUARY 28, 2010

	THREE MONTHS ENDED FEBRUARY 28, 2010	THREE MONTHS ENDED FEBRUARY 28,2009	NINE MONTHS ENDED FEBRUARY 28, 2010	NINE MONTHS ENDED FEBRUARY 28,2009	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO FEBRUARY 28, 2010

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Management fees (Note 6)	0	0	0	0	13,500
General and administrative expenses	0	0	0	0	0
Professional fees	6,970	2,000	10,970	5,000	125,098

NET LOSS	$(6,970)	$(2,000)	$(10,970)	$(5,000)	$(138,598)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSANDING: BASIC AND DILUTED	2,525,000	2,525,000	2,525,000	2,525,000

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO FEBRUARY 28, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, February 2, 2005 (Inception)	-	$0	$0	$0	$0

Net loss for the period ended May 31, 2005	-	-	-	-	-

Balance, May 31, 2005	0	0	0	0	0

Common stock issued for cash at $0.02 per share, March 20, 2006	2,525,000	2,525	47,975	-	50,500

Donated services (see Note 5)	-	-	1,500	-	1,500

Net loss for the period ended May 31, 2006	-	-	-	(5,500)	(5,500)

Balance, May 31, 2006	2,525,000	2,525	49,475	(5,500)	46,500

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2007	-	-	-	(64,000)	(64,000)

Balance, May 31, 2007	2,525,000	2,525	55,475	(69,500)	(11,500)

Donated services (see Note 5)	-	-	6,000	-	6,000

Net loss for the year ended May 31, 2008	-	-	-	(19,068)	(19,068)

Balance, May 31, 2008	2,525,000	2,525	61,475	(88,568)	(24,568)

Net loss for the year ended May 31, 2009	-	-	-	(39,060)	(39,060)

Balance, May 31, 2009	2,525,000	2,525	61,475	(127,628)	(63,628)

Net loss for the nine months ended February 28, 2010	-	-	-	(10,970)	(10,970)

Balance, February 28, 2010	2,525,000	$2,525	$61,475	$(138,598)	$(74,598)

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO FEBRUARY 28, 2010

	NINE MONTHS ENDED FEBRUARY 28, 2010	NINE MONTHS ENDED FEBRUARY 28, 2009	PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO FEBRUARY 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,970)	$(5,000)	$(138,598)
Donated services	0	0	13,500
Change in non-cash working capital items
Prepaid expenses	0	0	0
Accounts payable and accrued liabilities	0	5,000	5,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,970)	(0)	(125,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	10,970	0	69,598
Proceeds from sales of common stock	0	0	50,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,970	0	125,098

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

Cash and Cash Equivalents
GENEMEN considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2010 and May 31, 2009, the Company had $-0- of cash.

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
FEBRUARY 28, 2010

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

NOTE 2 – DUE TO RELATED PARTY

Amounts due to a related party totaling $74,568 and $63,598 at February 28, 2010 and May 31, 2009, respectively, are advances made to the Company by a director to be used to pay operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Commencing March 20, 2006, the Company recognized donated services for directors of the Company for management fees, valued at $500 per month.  The donated services ceased effective June 1, 2008.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at February 28, 2010 and May 31, 2009 were $5,000.  These amounts related to professional fees owed for services related to periods prior to and including the applicable year-end date.

NOTE 4 – INCOME TAXES

For the periods ended February 28, 2010, GENEMEN has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $138,598 at February 28, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$47,100
Valuation allowance	(47,100)
Net deferred tax asset	$-

GENEMEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

We were incorporated on February 2, 2005. Under the Securities Act of 1933, our registration statement was approved by the Securities and Exchange Commission and declared effective on September 13, 2006.

Since the Company’s assets and operations have been nominal in accordance with SEC Release No. 33-8587, the Company has amended this filing to note their status as a shell company.

We are in the business of developing and marketing an online purchase anti-fraud software program known as Intellipass, and we will market our product and provide our software installation, instruction and use tips through our www.intellipass.com.cn Internet website, to which we have ownership rights. We do not know when our website will be functional. Our efforts will be directed at markets in China. The Intellipass software program will be designed to send an instant text message with a one-time use random password to the purchaser’s cell phone, which is registered with his credit card. This will be used for verification that the purchaser is really using his own credit card. Upon completion, we plan to market this software program to Internet storeowners and e-commerce website designers who are trying to enhance e-commerce security. Our plan is to earn revenue from licensing our Intellipass software program once development of this software is complete and our website is fully operational.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

 Results of Operations for the Quarter ending February 28, 2010

Assets

Currently, we have no tangible assets and no intangible assets that are quantifiable. This is the same as the previous year at February 28, 2009.

Liabilities

Our director advanced  $74,568 and $63,598 at February 28, 2010 and May 31, 2009, respectively to the Company for operating expenses. The amounts are due upon demand, non-interest bearing, and unsecured.

Operating Expense

Total operating expenses for the three months ended February 28, 2010, were $6,970 compared to expenses for the period ended February 28, 2009 of $2,000.     Total operating expenses for the nine months ended February 28, 2010 were $10,970 compared to expenses for the period ended February 28, 2009 of $5,000.    The increase is attributed to our attempt to remain compliant with the SEC in 2009.

Net Loss

Net loss for the three months ended February 28, 2010 was $(6,970) compared to the period ended February 28, 2009 of $(2,000).  Net loss for the nine months ended February 28, 2010 was $(10,970) compared to the period ended February 28, 2009 of $(5,000).  The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At February 28, 2010, we had $Nil in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our 2009 Annual Report on Form 10-K. During the three months ended February 28, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 18, 2009. During the three months ended February 28, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

In our previous reports, we declared we would attempt to reach certain milestone in order to achieve the above. However, we were unable to do such due to time and financial constraints. Our milestones have remained the same, but out timetable has been extended to the following dates:

1. Develop a demonstration or beta version of our online purchase anti-fraud software program sometime in 2010. This will allow users to test the anti-fraud software program for effectiveness. We estimate that this will cost a total of $5,000.

2. Develop the complete and commercial version of our proposed online purchase anti-fraud software program and our website by late 2010. This will be the completed version of the anti-fraud software program that will be marketed to potential customers in China. We estimate that the remaining cost for completion of the software development is approximately $5,000 ($1,000 of which covers the cost of website development).

3. Commence an advertising campaign for our anti-fraud software program immediately following the completed product development, which will be by the summer of 2010. We estimate that we will need $10,000 to implement our marketing and advertising campaign.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended February 28, 2010, our Chief Executive Officer and Chief Financial Officer as of February 28, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 28, 2010, our internal control over financial reporting was effective.

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

GENEMEN INC.

Date: April 14, 2010	By:	/s/ Qiaozhen Chen
Name: Qiaozhen Chen
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Qiaozhen Chen
Date: April 14, 2010		Director
Name: Qiaozhen Chen
Title: Director